Form 10-Q
period 1993-12-31
CARTER WALLACE INC /DE/
filed 1994-01-27
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q





(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended   December 31, 1993

( )  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
 Act of 1934
For the transition period from          to

Commission File Number    1-5910


                           CARTER-WALLACE, INC.
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
          (Exact name of registrant as specified in its charter)


           Delaware                                 13-4986583
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

1345 Avenue of the Americas
New York, New York                                     10105
(Address of principal executive
 offices)


Registrant's telephone number, including area code:  212-339-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes   X       No


The number of shares of the registrant's Common Stock and Class B common stock outstanding at December 31, 1993 were 33,442,000 and 12,634,000, respectively.

                   CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                            DECEMBER 31, 1993



                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for the three
months and nine months ended December 31, 1993 and 1992                    1

Condensed Consolidated Balance Sheets at
December 31, 1993 and March 31, 1993                                       2

Condensed Consolidated Statements of Cash Flows
for the nine months ended December 31, 1993 and 1992                       3

Notes to Condensed Consolidated Financial Statements                       4

Report by KPMG Peat Marwick on their Limited Review                        7

Item 2 - Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                    8



                        PART II - OTHER INFORMATION



Item 1 - Legal Proceedings                                                13

Item 6 - Exhibits and Reports on Form 8-K                                 13

Signatures                                                                14

                         PART I - FINANCIAL INFORMATION
                      CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                              Three Months Ended           Nine Months Ended
                                 December 31,                 December 31,
                             1993          1992          1993          1992
Revenues:
 Net sales               $176,459,000  $159,640,000  $489,475,000  $484,150,000
 Income from licensing
  agreement                    -             -             -         10,000,000
 Other revenues             1,125,000     1,345,000     3,697,000     4,171,000
                          177,584,000   160,985,000   493,172,000   498,321,000

Cost and expenses:
  Cost of goods sold       57,098,000    54,255,000   168,020,000   165,374,000
  Advertising, marketing
   & other selling
   expenses                66,261,000    55,740,000   196,946,000   179,643,000
  Research & development
   expenses                14,405,000    12,388,000    39,079,000    36,839,000
  General, administrative
   & other expenses        20,624,000    18,835,000    59,638,000    57,893,000
  Interest expense            516,000       415,000     1,535,000     1,551,000
                          158,904,000   141,633,000   465,218,000   441,300,000

Earnings before taxes
 on income                 18,680,000    19,352,000    27,954,000    57,021,000

Provision for taxes
 on income                  5,791,000     5,999,000     7,851,000    17,677,000

Net earnings before
 cumulative effect
 of accounting change      12,889,000    13,353,000    20,103,000    39,344,000

Cumulative effect of
 accounting change,
 net of tax                    -             -        (43,819,000)       -

Net earnings (loss)      $ 12,889,000  $ 13,353,000  $(23,716,000) $ 39,344,000

Net earnings (loss) per
 average share of common
 stock outstanding:

  Before cumulative effect
   of accounting change     $ .28         $ .29         $ .44         $ .86

  Cumulative effect of
   accounting change          -             -            (.96)          -

  Net earnings (loss)       $ .28         $ .29         $(.52)        $ .86

Cash dividends per share    $ .0833       $ .0833       $ .2499       $ .2499

Average shares of
 common stock
 outstanding              45,959,000    45,783,000    45,850,000    45,786,000

                      CARTER-WALLACE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  December 31,    March 31,
                                                      1993          1993
                                                  (Unaudited)    (Restated)
Assets
Current Assets:
  Cash and cash equivalents                      $ 15,001,000   $  8,231,000
  Short-term investments                           29,697,000     28,207,000
  Accounts and other receivables
    less allowances of $5,357,000
    at December 31, 1993 and
    $5,639,000 at March 31, 1993                  130,660,000    139,413,000

  Inventories:
    Finished goods                                 65,846,000     52,835,000
    Work in process                                18,545,000     22,520,000
    Raw materials and supplies                     37,448,000     39,085,000
                                                  121,839,000    114,440,000

  Prepaid expenses, deferred taxes
   and other current assets                        22,358,000     22,507,000

Total Current Assets                              319,555,000    312,798,000

Property, plant and equipment, at cost            274,971,000    263,367,000
Less:  accumulated depreciation and
        amortization                              120,136,000    113,297,000
                                                  154,835,000    150,070,000
Intangible assets                                 111,614,000    117,232,000
Other assets                                       40,028,000     15,450,000

Total Assets                                     $626,032,000   $595,550,000
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                               $ 18,067,000   $ 32,866,000
  Accrued expenses                                 95,886,000     93,807,000
  Notes payable                                    11,692,000      1,950,000
Total Current Liabilities                         125,645,000    128,623,000

Long-Term Liabilities:
  Long-term debt                                   12,560,000     13,184,000
  Deferred compensation                             8,290,000      7,751,000
  Other long-term liabilities                      85,343,000     16,831,000
Total Long-Term Liabilities                       106,193,000     37,766,000

Stockholders' Equity:
  Common stock                                     34,418,000     34,373,000
  Class B common stock                             12,787,000     12,832,000
  Capital in excess of par value                    1,683,000        637,000
  Retained earnings                               380,688,000    415,369,000
  Less:  Equity adjustment from
          foreign currency translation             20,227,000     14,739,000
         Treasury stock, at cost                   15,155,000     19,311,000
Total Stockholders' Equity                        394,194,000    429,161,000

Total Liabilities and Stockholders' Equity       $626,032,000   $595,550,000

                   CARTER-WALLACE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                (Unaudited)

                                                   1993           1992

Net earnings (loss)                            $(23,716,000)  $ 39,344,000

  Cumulative effect of accounting
   change                                        43,819,000        -
  Changes in assets and liabilities             (10,284,000)    (5,890,000)
  Other changes                                  20,303,000     19,398,000

Cash flows from operations                       30,122,000     52,852,000


Cash flows used in investing activities:

  Additions to property, plant and
   equipment                                    (17,651,000)   (19,510,000)
  Increase in short-term investments             (3,155,000)    (1,258,000)
  Payments for acquisitions                        (196,000)      (755,000)
  Other investing activities                        443,000      2,889,000

                                                (20,559,000)   (18,634,000)

Cash flows used in financing activities:

  Dividends paid                                (11,455,000)   (11,442,000)
  Increase in borrowings                         10,109,000      1,428,000
  Payments of debt                                 (771,000)    (2,422,000)
  Purchase of treasury stock                       (278,000)      (342,000)

                                                 (2,395,000)   (12,778,000)

Effect of exchange rate changes on
 cash and cash equivalents                         (398,000)      (822,000)

Increase in cash and cash equivalents          $  6,770,000   $ 20,618,000

                            CARTER-WALLACE, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1993 AND 1992




Note 1:  Interim Reports

The results of the interim periods are not necessarily indicative of results expected for a full year's operations. In the opinion of management, all adjustments necessary for a fair statement of results of these interim periods have been reflected in these financial statements and are of a normal recurring nature.


Note 2:  Review of Independent Auditors

The financial information included in this report has been reviewed by KPMG Peat Marwick, independent auditors, in accordance with standards and procedures established by the American Institute of Certified Public Accountants. All adjustments or additional disclosures proposed by KPMG Peat Marwick have been reflected in the data presented and a copy of their report on this limited review is included in this Form.


Note 3:  Postretirement Benefits Other Than Pensions

The Company provides certain health care and life insurance benefits for retired employees. Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

SFAS No. 106 requires companies to accrue postretirement benefits during the years the employees render service until they attain full eligibility for those benefits. Previously, these costs were recognized as expense as the premiums were paid. The postretirement benefit plans are unfunded.

The cumulative effect of adopting SFAS No. 106 as of April 1, 1993, resulted in a charge of $69,554,000 before taxes or $43,819,000 after taxes ($.96 per share). This non-cash charge represents the accumulated benefit obligation which the Company has elected to recognize immediately. The initial postretirement benefit obligation was subsequently reduced as a result of plan modifications made effective July 1, 1993. In accordance with SFAS No. 106, this reduction in the obligation is being amortized as a component of the net periodic postretirement expense in current and future years. The effect of adopting SFAS No. 106 and the subsequent amendment of the plan will increase 1994 postretirement benefit expense by approximately $2,500,000 before taxes or $1,700,000 after taxes ($.04 per share). The effect on the nine months ended December 31, 1993 excluding the one-time charge to earnings was approximately $2,300,000 before taxes or $1,600,000 after taxes ($.03 per share).



                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1993 AND 1992
                               (Continued)




Note 4:  Income Taxes

Effective April 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes". This statement requires a change in the method of accounting for income taxes from the deferred method to the liability method.

During the quarter ended September 30, 1993, the enacted federal statutory tax rate increased from 34% to 35%. In accordance with SFAS No. 109, deferred income taxes were adjusted to reflect this change which resulted in a credit to the income tax provision of $815,000 or $.02 per share. The effect of the tax law change on the current provision was not significant.

Deferred income taxes are provided for temporary differences between the book and tax bases of the Company's assets and liabilities. As of April 1, 1993, the Company had net deferred tax assets of $35,400,000 recorded in the condensed consolidated balance sheet which was subsequently increased to $36,200,000 reflecting the change in the enacted federal statutory tax rate. Aggregate deferred tax assets of $50,700,000 consist primarily of $26,800,000 related to postretirement benefit plans, $10,300,000 related to accrued liabilities, $8,200,000 related to employee benefit plans, and $4,500,000 related to asset valuations. Aggregate deferred tax liabilities of $14,500,000 consist primarily of $11,200,000 related to the excess of tax depreciation over depreciation for financial statement purposes.

The effect of adopting this statement was a one-time non-cash charge of $1,970,000 which was recognized on a restated basis in the year ended March 31, 1989. Accordingly, retained earnings as of March 31, 1993 have been restated to reflect the adoption. In addition, as a result of the restatement of acquisitions made subsequent to March 31, 1989, Intangible Assets at March 31, 1993 have been restated and reduced by $800,000.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes, based on the Company's history of prior and current operating earnings, that the Company will realize the benefits of the existing deferred tax assets.




                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1993 AND 1992
                                (Continued)




Note 5:  Licensing Agreement

In April, 1992, Carter-Wallace entered into a licensing agreement with Schering-Plough Corporation, granting Schering-Plough exclusive marketing rights in all markets except the United States and its territories and possessions, Canada and Mexico, to Felbatol (felbamate), an antiepileptic drug for the treatment of certain seizure disorders. Under the licensing agreement, Carter-Wallace received in April, 1992, an initial, non-refundable license payment of $10,000,000 and is to receive royalties, which could be significant, on net sales of its Felbatol compound in the territory covered by the license.

Separately, Schering-Plough and Carter-Wallace agreed that, under certain circumstances, they will put into effect a co-promotional arrangement with respect to a Schering-Plough pharmaceutical product to be determined in the future. This agreement will permit Carter-Wallace to receive fees for services and additional remuneration attributable to growth in sales of such product, which, in total, may be significant to the Company.

<audit-report>
                       INDEPENDENT AUDITORS' REPORT


The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of December 31, 1993, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended December 31, 1993 and 1992 and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 1993 and 1992 in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

As discussed in notes 3 and 4 to the condensed consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statements No. 106 "Employers' Accounting for
Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes" in 1994.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of March 31, 1993, and the related consolidated statements of earnings and retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1993 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated May 20, 1993, on the consolidated financial statements of Carter-Wallace, Inc. and subsidiaries as of and for the year ended March 31, 1993, contains an explanatory paragraph that states that the Company received a letter from the Food and Drug Administration (FDA) requesting the discontinuance of the marketing of its Organidin products. The Company met with the FDA and has replied to the FDA letter. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any liability that may result upon resolution has been recognized in the March 31, 1993 condensed consolidated balance sheet.

January 20, 1994
New York, New York
                                                     KPMG Peat Marwick
</audit-report>

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations - Three months ended December 31, 1993 compared to three months ended December 31, 1992

Net sales increased $16,819,000 (10.5%) in the three months ended December 31, 1993 ("fiscal 1994 period") as compared to net sales in the three months ended December 31, 1992 ("fiscal 1993 period"). The higher sales level was attributable to unit volume gains and selling price increases implemented in the prior year in the Health Care segment. The unit volume increase in Health Care sales was primarily attributable to higher sales of expectorant/mucolytic products and to a lesser extent introductory sales of Felbatol (felbamate), which the Company began marketing in August, 1993, were greater than planned. The unit volume gain in expectorant/mucolytic products was due primarily to a decline in sales of competitive products. Sales of expectorant/mucolytic products represented approximately 19% of consolidated sales in the fiscal 1994 period compared to approximately 8% of consolidated sales in the fiscal 1993 period. The Company is unable to determine whether such decline will continue. The timing and amount of future price increases in the Health Care segment may be negatively influenced by competitive pressures and the possibility of government regulation. The Health Care segment continues to be adversely impacted by generic erosion on pharmaceutical product sales. The Consumer Products segment experienced a decline in unit sales volume which resulted from a high level of competitive activity in anti-perspirant/deodorants and other categories in which the Company operates.

Lower foreign exchange rates in comparison with the prior year had the effect of decreasing sales in the fiscal 1994 period by $2,700,000. The effect of changes in foreign exchange rates on results of operations in the fiscal 1994 period compared to the prior year period was not significant. The movement of foreign exchange rates is difficult to forecast and the Company does not make any predictions of future foreign exchange rates. However, if the foreign exchange rates in effect at the end of the third quarter were to continue unchanged through the end of the current fiscal year, the effect of foreign exchange rates on sales and earnings in the fourth quarter in comparison with the prior year period would not be significant.

Other revenues decreased $220,000 or 16.4% in the fiscal 1994 period as compared to the fiscal 1993 period.

Cost of goods sold as a percentage of net sales decreased from 34.0% in the fiscal 1993 period to 32.4% in the 1994 period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $10,521,000 or 18.9% due to a higher level of spending primarily in the Health Care segment. The launch of Felbatol continues to be supported by substantial spending levels in the fiscal 1994 period.

                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)





Research and development expenses increased by $2,017,000 or 16.3% as part of the Company's continuing effort to develop new products and improve existing ones. These higher expenditures were primarily in the Health Care segment including Astelin for the relief of asthma and allergic rhinitis.

General, administrative and other expenses increased $1,789,000 or 9.5% in the fiscal 1994 period as compared to the fiscal 1993 period. This increase was related to compensation, including higher costs in the current period for postretirement benefit expense and other administrative costs.

Interest expense increased $101,000 (24.3%) in the fiscal 1994 period as compared to the fiscal 1993 period due to higher levels of borrowings in the fiscal 1994 period.

The estimated annual effective consolidated income tax rate on operations in the fiscal 1994 period was 31%, the same as the fiscal 1993 annual rate.

Consolidated net earnings in the fiscal 1994 period were $12,889,000 or $.28 per share as compared to net earnings of $13,353,000 or $.29 per share in the fiscal 1993 period. The net earnings in the 1994 period were substantially favorably impacted by the increase in sales of expectorant/mucolytic products.

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations - Nine months ended December 31, 1993 compared to nine months ended December 31, 1992

Net sales increased $5,325,000 (1.1%) in the nine months ended December 31, 1993 ("fiscal 1994 period") as compared to the nine months ended December 31, 1992 ("fiscal 1993 period"). The increase in sales was due to selling price increases in the Health Care segment which were implemented in the prior year and to a lesser extent, the Consumer Products segment. The timing and amount of future price increases in the Health Care segment may be negatively influenced by competitive pressures and the possibility of government regulation. Unit volume declined in both the Health Care and Consumer Products segments. Included in Health Care unit volume were higher sales of expectorant/mucolytic products and introductory sales of Felbatol (felbamate), which the Company began marketing in August, 1993, were greater than planned. The unit volume gain in expectorant/mucolytic products was due primarily to a decline in sales of competitive products. Sales of expectorant/mucolytic products represented approximately 11% of consolidated sales in the fiscal 1994 period compared to 7% in the fiscal 1993 period. The Company is unable to determine whether such decline will continue. The Health Care segment continues to be adversely impacted by generic erosion on pharmaceutical product sales.

Lower foreign exchange rates in comparison with the prior year period had the effect of decreasing sales in the fiscal 1994 period by $14,600,000. The effect of changes in foreign exchange rates on results of operations in the fiscal 1994 period compared to the prior year period was not significant. The movement of foreign exchange rates is difficult to forecast and the Company does not make any predictions of future foreign exchange rates. However, if the foreign exchange rates in effect at the end of the third quarter were to continue unchanged through the end of the current fiscal year, the effect of foreign exchange rates on sales and earnings in the fourth quarter in comparison with the prior year period would not be significant.

During the fiscal 1994 period the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and elected to immediately recognize the transition obligation of $69,554,000 before taxes or $43,819,000 after taxes ($.96 per share). Effective July 1, 1993, the Company amended its postretirement benefit plan which reduced the annual ongoing costs of these benefits. Included in earnings before the accounting change in the fiscal 1994 period are increased costs for these postretirement benefits of $2,300,000 before taxes or $1,600,000 after taxes ($.03 per share) related to the adoption of this statement.




                                (Continued)

                           CARTER-WALLACE, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

Included in earnings in the fiscal 1993 period is an initial non-refundable payment of $10,000,000 before taxes, or $6,000,000 after taxes ($.13 per share) recorded in the first quarter of fiscal 1993 related to a licensing agreement with Schering-Plough Corporation granting Schering-Plough exclusive marketing rights to Felbatol (felbamate) in all markets except the United States and its territories and possessions, Canada and Mexico.

Other revenues decreased $474,000 or 11.4% in the fiscal 1994 period as compared to the fiscal 1993 period due to reduced interest income.

Cost of goods sold as a percentage of net sales increased from 34.2% in the fiscal 1993 period to 34.3%.

Advertising, marketing and other selling expenses increased by $17,303,000 or 9.6% due to a higher level of spending in both the Health Care and Consumer Products business segments. Felbatol (felbamate) was supported by substantial introductory spending levels in the fiscal 1994 period. The higher level of spending in the Consumer Products segment is primarily a result of the marketing support for line extensions of anti-perspirant/deodorant products.

Research and development expenses increased by $2,240,000 or 6.1% due to increased spending primarily in the Health Care segment including Astelin for the relief of asthma and nasal allergy.

General, administrative and other expenses increased $1,745,000 or 3.0% in the fiscal 1994 period as compared to the fiscal 1993 period primarily due to increased compensation including a higher charge for postretirement benefit expense. The fiscal 1993 period includes a provision in the prior year for a loss of $1,200,000 before taxes or $720,000 after taxes ($.02 per share) related to trade receivables from Phar-Mor, Inc., a drugstore chain which filed for bankruptcy.

During the nine months ended December 31, 1993, the Company adjusted its net deferred tax asset to reflect the recently enacted change in federal corporate income tax rates. As a result, the provision for income taxes in the fiscal 1994 period includes a one-time credit of $815,000 or $.02 per share as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The effect of the tax law change on the current provision for income taxes was not significant. Excluding the effect of this one-time adjustment of deferred taxes, the estimated annual effective consolidated income tax rate on operations in the fiscal 1994 period was 31%, the same as the fiscal 1993 annual tax rate.

Consolidated net earnings before the cumulative effect of the accounting change in the fiscal 1994 period were $20,103,000 or $.44 per share as compared to net earnings of $39,344,000 or $.86 per share in the fiscal 1993 period. Consolidated net loss after the cumulative effect of the accounting change for the fiscal 1994 period was $23,716,000 or $.52 per share. The net earnings before the cumulative effect of the accounting change in the 1994 period were substantially favorably impacted by the increase in sales of expectorant/mucolytic products.

Liquidity and Capital Resources

Funds provided from operations are used for capital expenditures, acquisitions, the purchase of treasury stock, the payment of dividends and working capital requirements. External borrowings are incurred as needed to satisfy cash requirements relating to seasonal business fluctuations, to finance major facility expansion programs and to finance major acquisitions.

                        PART II - OTHER INFORMATION





Item 1 - Legal Proceedings

     See "Item 1 - Legal Proceedings" in Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993


Item 6 - Exhibits and Reports of Form 8-K

     (a)  Exhibits - None

     (b) Reports of Form 8-K - No reports on Form 8-K have been filed during the quarter ended December 31, 1993.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Carter-Wallace, Inc.
                                                      (Registrant)




Date:  January 27, 1994                           s/Daniel J. Black
                                                  Daniel J. Black
                                                  President & Chief
                                                   Operating Officer




Date:  January 27, 1994                           s/Paul A. Veteri
                                                  Paul A. Veteri
                                                  Vice President, Finance
                                                   & Chief Financial
                                                   Officer