Form 10-K
period 1994-03-31
CARTER WALLACE INC /DE/
filed 1994-06-06
CIK 18000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K


(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1994

Commission File Number 1-5910

                              CARTER-WALLACE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-4986583
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)
1345 Avenue of the Americas, New York, NY                     10105
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code:  212-339-5000

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
         Title of each class                       on which registered

            Common Stock
      Par value $1.00 per share                   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                 Class B Common Stock, par value $1.00 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. ( )

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at May 20, 1994 was 33,475,144 and 12,594,314, respectively.

The aggregate market value of voting stock held by non-affiliates of the registrant as of May 20, 1994 was approximately $501,847,000.

                       Documents Incorporated by Reference
      Annual Report to Stockholders for the fiscal
       year ended March 31, 1994                            Parts I & II
      Proxy Statement for the Annual Meeting of
       Stockholders, to be held July 19, 1994               Parts III & IV

                                  Part I

Item 1.   Business

Carter-Wallace, Inc. (the "Company") is engaged in the manufacture and sale of a diversified line of products in the Consumer Products and Health Care segments. Additional information is presented on page 11 "Description of Business Segments" of the 1994 Annual Report to Stockholders and is herein expressly incorporated by reference.

Business Segments and Geographic Data

Financial information about the Company's business segments and geographic areas for the three years ended March 31, 1994 is presented on pages 23 and 24, note 12, "Business Segments" of the Notes to Consolidated Financial Statements of the 1994 Annual Report to Stockholders and is herein expressly incorporated by reference.

Foreign Operations

Foreign operations are generally subject to certain political and economic risks that are not present in domestic operations. Such risks may include expropriation of assets, restrictions on earnings remittances and fluctuating exchange rates. Changes in foreign exchange rates had the effect of decreasing sales by $16,300,000 in the fiscal year ended March 31, 1994 in comparison to the prior year. Additional information is presented on page 18, note 4, "Foreign Operations" of the Notes to Consolidated Financial Statements of the 1994 Annual Report to Stockholders and is herein expressly incorporated by reference.

Competition

Both business segments in which the Company operates are extremely competitive and include larger corporations with greater resources for research, product development and promotion. The Company competes on the basis of price, advertising, promotion, quality of product and other methods relevant to the business. In 1994, the Company's "Arrid" line of anti-perspirants and deodorants is believed to account for an estimated 8.4% share of the domestic anti-perspirant and deodorant market. The "Trojan" condom line is estimated to account for almost 60% of total domestic retail condom sales. The Company's worldwide condom sales were approximately $88,300,000, $88,600,000 and $87,400,000 in the fiscal years ended March 31, 1994, 1993 and 1992, respectively. The "Organidin" line of expectorant/mucolytics has a leading position in prescriptions written for cough/cold products. Sales of the "Organidin" product line were approximately $74,400,000, $43,400,000 and $59,900,000 in the fiscal years ended March 31, 1994, 1993 and 1992, respectively. Additional information is presented on page 8 under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Net Sales and Earnings" of the 1994 Annual Report to Stockholders and is herein expressly incorporated by reference.

Raw Materials

The Company's major raw materials are chemicals, plastics, latex, steel cans and packaging materials. These materials are generally available from several sources and the Company has had no significant supply problems to date. The Company has two or more approved suppliers for production materials and issues purchase commitments to provide its suppliers with adequate lead time.

Patents and Licenses

The Company owns or is licensed under a number of patents and patent applications covering several of its products. Except for the patents related to "Felbatol" (felbamate), the expiration or any other change in any of these patents or patent applications will not materially affect the Company's business. "Felbatol" is covered by patents which expire during the period from 2006 to 2011. Royalty income does not constitute a material portion of total revenue.

In April, 1992, Carter-Wallace entered into a licensing agreement with Schering-Plough Corporation. Additional information is presented on page 9 under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Licensing Arrangement" in the 1994 Annual Report to Stockholders and is herein expressly incorporated by reference.

Environmental Matters

Information regarding environmental matters is presented on page 5 under the caption "Litigation" and on page 25 under note 16, "Litigation and Environmental Matters" of the Notes to Consolidated Financial Statements, both included in the 1994 Annual Report to Stockholders and are herein expressly incorporated by reference.

Research and Development

Expenditures for research and development totaled $52,278,000 in 1994, $49,903,000 in 1993 and $51,955,000 in 1992. Research and development expenses increased 5% in 1994 and decreased 4% in 1993. Research spending, most of which was in the Health Care segment was principally related to "Felbatol" for the treatment of seizures associated with epilepsy and "Astelin" (azelastine) for rhinitis and asthma. The decline in 1993 was due primarily to the reorganization of the Consumer Products research program as well as the completion of clinical studies necessary for the submission of the New Drug Application ("NDA") for "Felbatol".

The NDA for "Felbatol", the trademark for felbamate, was approved by the Food and Drug Administration ("FDA") on July 29, 1993. Studies have been initiated in generalized epileptic seizures in adults and partial onset seizures in children to support expanded claims and an NDA for the "Felbatol" Chewable Tablet will be submitted to the FDA during spring, 1994.

"Astelin" (azelastine) and "Astelin" Nasal Spray NDA's for rhinitis were submitted to the FDA in March, 1991 and an NDA for asthma was submitted in December, 1992. In the spring of 1994, the Company received "non-approvable" letters from the FDA for "Astelin" nasal spray for allergic rhinitis and "Astelin" tablets for asthma. The Company is aware that it will receive a similar letter with respect to "Astelin" tablets for rhinitis. The Company is responding to these letters in writing. A meeting has been scheduled in July with the FDA to resolve any remaining issues after the Company's written responses. The Company is confident that these issues raised by the FDA are resolvable. Until the July meeting has occurred, the Company is unable to project when approval of these NDA's will occur.

During the fiscal year, development continued on taurolidine, an antitoxin for the treatment of sepsis.

D-23129 was accepted by Carter-Wallace as a development compound licensed from ASTA Pharma AG for the treatment of epilepsy. Discussions are underway for a joint development program leading to an Investigational New Drug (IND) application.

Approximately 270 employees are employed in research and development activities.

Employees

The Company has been in existence since 1880 and together with its subsidiaries employed approximately 4,060 people worldwide at March 31, 1994.

Regulatory Matters

Information regarding the effect of Regulatory Matters on the Company's business is presented on page 5 under the caption "Regulatory Matters" and on page 25 in note 15, "Regulatory Matters" of the Notes to Consolidated Financial Statements, both are included in the 1994 Annual Report to Stockholders and are herein expressly incorporated by reference.

Acquisition

Information regarding acquisitions is presented on page 22 in note 11, "Acquisition" of the Notes to Consolidated Financial Statements, is included in the 1994 Annual Report to Stockholders and is herein expressly incorporated by reference.

Item 2.   Properties

The executive offices of the Company and a divisional headquarters are located at 1345 Avenue of the Americas, New York, New York, in space leased until May, 2011. The following are principal facilities of the Company:
                                                                Area
Location                   Products Manufactured             (Sq. Feet)

Owned in Fee:

Manufacturing Facilities
 and Offices:

Cranbury, New Jersey       Pharmaceuticals, toiletries
                            and pet products                   734,000
Decatur, Illinois          Pharmaceuticals                     108,000
East Windsor, New Jersey   Diagnostics                         156,000
Trenton, New Jersey        Condoms, pediculicide, lubricating
                            jelly and pet products             169,500
Winsted, Connecticut       Pet products                         45,000
Montreal, Canada           Pharmaceuticals                     162,000
Humacao, Puerto Rico       Pharmaceuticals                      34,000
Toronto, Canada            Toiletries                           52,000
Folkestone, England        Toiletries                           55,000
Milan, Italy               Pharmaceuticals and diagnostics      52,000
Pisa, Italy                Toiletries, adhesive tapes
                            and bandages                        49,000
Mexico City, Mexico        Pharmaceuticals and diagnostics      63,000
New Plymouth, New
 Zealand  (1)              Condom processing                    31,000

(1) The land on which the building is located is leased under a long-term agreement.

                                                                Area
Location                   Products Manufactured             (Sq. Feet)

Leased:

Manufacturing Facilities
  and Offices:

Santa Ana, California      Toiletries                           10,400
Rincon, Puerto Rico        Toiletries and condoms               67,000
Mexico City, Mexico        Toiletries                           56,000
Barcelona, Spain           Toiletries                           58,600

Warehouse and Offices:

Dayton, New Jersey                                             200,000
Momence, Illinois                                               43,000
Plainsboro, New Jersey *                                        45,000
Twin Rivers, New Jersey*                                        14,500
Sydney, Australia                                               19,000
Folkestone, England                                             40,000
Clichy, France *                                                11,800


*  Offices only

The Company has agreements with several agents throughout the world for the manufacture of certain products to its specifications. The Company has several other short-term leases for manufacturing plants, warehousing space and sales offices. With minor exceptions, all facilities are operating at normal capacity. Maintenance and Repairs were $7,950,000 in 1994, $7,550,000 in 1993 and $6,960,000 in 1992.


Item 3.   Legal Proceedings

Information regarding Legal Proceedings involving the Company is presented on page 5 under the caption "Litigation" and on page 25 in note 16, "Litigation and Environmental Matters" of the Notes to Consolidated Financial Statements, both included in the 1994 Annual Report to Stockholders and are herein expressly incorporated by reference.


Item 4.   Submission of Matters to a Vote of Security Holders


Not applicable.

Executive Officers of the Registrant


Executive Officers of the Registrant are as follows:


                                                               Held Present
Name                    Age    Office                          Office Since


Henry H. Hoyt, Jr.       66    Chairman of the Board and
                                Chief Executive Officer             1974

Daniel J. Black          62    President and Chief Operating
                                Officer                             1979

John Bridgen, Ph.D.      47    Vice President, Diagnostics, U.S.    1984

Robert A. Cuthbert       67    Vice President, Pet Products, U.S.   1983

Donald R. Daoust,Ph.D.   58    Vice President, Quality Control      1978

Miguel Fernandez         63    Vice President, International        1980

Peter J. Griffin         51    Vice President and Controller        1983

John R. Hughes           56    Vice President, Consumer
                                Products, U.S.                      1991

Michael J. Kopec         54    Vice President, Manufacturing        1978

Ralph Levine             57    Vice President, Secretary and
                                General Counsel                     1976

Thomas B. Moorhead       60    Vice President, Human Resources      1987

George H. Ohye           58    Vice President, Compliance and
                                Regulatory                          1994

Herbert Sosman           61    Vice President, Pharmaceuticals,
                                U.S.                                1984

Donald J. Stack          56    Vice President, Taxes                1989

C. Richard Stafford      58    Vice President, Corporate
                                Development                         1977

Paul A. Veteri           52    Vice President, Finance and
                                Chief Financial Officer             1983

James L. Wagar           59    Vice President and Treasurer         1981

Each officer holds office until the first meeting of the Board of Directors following each Annual Meeting of the Stockholders and until his successor has been duly elected and qualified (except that the Board of Directors may at any meeting elect additional officers), unless his term is earlier terminated through death, resignation, removal or otherwise. The next Annual Meeting of the Stockholders is scheduled to be held July 19, 1994.

Mr. John R. Hughes was appointed Vice President, Consumer Products, U.S., in June, 1991 and President, Carter Products Division in April, 1991. He was employed by Vermont Castings, Inc. from April, 1990 to April, 1991 as Chief Executive Officer. He was employed as President of Mennen, USA, a division of the Mennen Company prior to August, 1989.

Mr. George H. Ohye was appointed Vice President, Compliance and Regulatory in April, 1994. Mr. Ohye was previously Senior Vice President, Regulatory Affairs with Johnson & Johnson's R.W. Johnson Pharmaceutical Research Institute since 1989. He held the concomitant position of Member, Board of Directors of the Ortho-McNeil Pharmaceutical Division of Johnson & Johnson.


                                  Part II


Item 5.   Market for Registrant's Common Equity and Related Stock-
           Holder Matters

Information required by this item is presented on pages 1 and 7 of the 1994 Annual Report to Stockholders and is herein expressly incorporated by reference.


Item 6.   Selected Financial Data

Information required by this item is incorporated herein by reference to page 7 of the 1994 Annual Report to Stockholders.


Item 7.   Management's Discussion and Analysis of Results
           of Operations and Financial Condition

Information required by this item is incorporated herein by reference to pages 8, 9 and 10 of the 1994 Annual Report to Stockholders.


Item 8.   Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to pages 12 through 27 of the 1994 Annual Report to Stockholders.


Item 9.   Disagreements on Accounting and Financial Disclosure

Not applicable.

                                 Part III



Item 10.  Directors and Executive Officers of the Registrant

Information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 19, 1994, to be filed with the Securities and Exchange Commission under the captions "Election of Directors" and "Board of Directors and Committees" and Note 7 to "Principal Stockholders".

Information with respect to Executive Officers of the Registrant is set forth under the heading "Executive Officers of the Registrant" in Part I on pages 5 and 6 of this Form.


Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 19, 1994, to be filed with the Securities and Exchange Commission under the caption "Executive Compensation and Other Information".


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 19, 1994, to be filed with the Securities and Exchange Commission under the captions "Voting Rights", "Principal Stockholders" and "Election of Directors".


Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 19, 1994, to be filed with the Securities and Exchange Commission under the captions "Principal Stockholders" and "Election of Directors".


                                  Part IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1),(a)(2) Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule filed as part of this report are listed or incorporated by reference in the "Index of Financial Statements and Financial Statement Schedule" on page 12 of this Form.

(a) (3)  Exhibits

          3.1 Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992).

          3.2 By-Laws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

         10.2 1977 Restricted Stock Award Plan, as amended (incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990).

         10.3 Employees' Retirement Plan, as amended (incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

         10.4 Profit Sharing Plan (incorporated herein by reference to the description of such plan set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 19, 1994, to be filed with the Securities and Exchange Commission under the caption "Executive Compensation and Other Information").

         10.5 Executives' Additional Compensation Plan (incorporated herein by reference to the description of such plan set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 19, 1994, to be filed with the Securities and Exchange Commission under the caption "Executive Compensation and Other Information").

         10.6 Employment Agreement dated April 24, 1992, as amended, between the Company and Daniel J. Black (incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992).

         10.7 Employment Agreement dated April 10, 1992 between the Company and Ralph Levine (incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992).

         10.8 Employment Agreement dated April 10, 1992 between the Company and Paul A. Veteri (incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992).




                                (Continued)

        10.9 Employment Agreement dated November 14, 1991 between the Company and Herbert Sosman (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992).

        10.10  Supplemental Death Benefit Agreement, as amended
               (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

        10.11 Lease Agreement dated December 2, 1988 between the Company and Fisher - Sixth Avenue Company and Hawaiian Sixth Avenue Corporation (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989).

        10.12 Corporate Officer Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

        10.13 Executive Medical Expense Reimbursement Plan, as amended (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

        10.14  Executive Pension Benefits Plan, as amended.

        10.15  Executive Savings Plan

        13     Annual Report to Stockholders for the fiscal year ended
               March 31, 1994.

        21     Subsidiaries.


(b)     Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended March 31, 1994.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CARTER-WALLACE, INC.
                                                     (Registrant)

DATED:  June 6, 1994                            BY: s/Daniel J. Black
                                                    Daniel J. Black
                                                    President and Chief
                                                     Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the respective dates indicated:

Signature                     Title                         Date




s/Henry H. Hoyt, Jr.          Chairman of the Board and     June 6, 1994
Henry H. Hoyt, Jr.            Chief Executive Officer,
                              Director (Principal Execu-
                              tive Officer)


s/Daniel J. Black             President and Chief Opera-    June 6, 1994
Daniel J. Black               ting Officer, Director



s/David M. Baldwin            Director                      June 6, 1994
David M. Baldwin



s/Dr. Richard L. Cruess       Director                      June 6, 1994
Dr. Richard L. Cruess



s/Scott C. Hoyt               Director                      June 6, 1994
Scott C. Hoyt



s/Ralph Levine                Vice President, Secretary     June 6, 1994
Ralph Levine                  and General Counsel,
                              Director

Signature                     Title                         Date




s/Herbert M. Rinaldi          Director                      June 6, 1994
Herbert M. Rinaldi



s/Paul A. Veteri              Vice President, Finance,      June 6, 1994
Paul A. Veteri                Director (Principal
                              Financial Officer)



s/Peter J. Griffin            Vice President and            June 6, 1994
Peter J. Griffin              Controller (Principal
                              Accounting Officer)

                   CARTER-WALLACE, INC. AND SUBSIDIARIES

      INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE





The consolidated financial statements and the related report of KPMG Peat Marwick dated June 6, 1994 appearing on pages 12 through 27 of the 1994 Annual Report to Stockholders are incorporated herein by reference in this Form 10-K Annual Report.


The following are set forth in this Annual Report on Form 10-K:



                                                                  Page

Independent Auditors' Report on Supporting Financial
 Statement Schedule                                                13

Schedule VIII  - Valuation and qualifying accounts for each
                  of the three years ended March 31, 1994          14



All other financial statement schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or related notes.

                       INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Carter-Wallace, Inc.:

Under date of June 6, 1994, we reported on the consolidated balance sheets of Carter-Wallace, Inc. and subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the three-year period ended March 31, 1994, as contained in the 1994 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 3 and 8 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statements No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 109 "Accounting for Income Taxes" and No. 112 "Employers' Accounting for Postemployment Benefits" in 1994.

The audit report on the consolidated financial statements of Carter-Wallace, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company received a letter from the Food and Drug Administration (FDA) requesting the discontinuance of the marketing of its Organidin products. The Company met with the FDA, has replied to the letter and is awaiting further response from the FDA. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any liability that may result upon the resolution has been recognized in the financial statement schedule.



                                         KPMG PEAT MARWICK




New York, New York
June 6, 1994

                                                                 SCHEDULE VIII

                      CARTER-WALLACE, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                        Three Years Ended March 31, 1994
                            (in thousands of dollars)



                        Balance at  Charged to  Charged                Balance
                        beginning   costs and   to other               at end
Description             of period    expenses   accounts  Deductions  of period

Year ended March 1994:

  Deducted from assets
   to which they apply:

    Allowance for
     doubtful accounts    $3,589    $ 1,121      $  -     $  426 (a)     $4,284
    Allowance for cash
     discounts             2,050      8,200         -      8,579 (b)      1,671
                          $5,639    $ 9,321      $  -     $9,005         $5,955

Year ended March 31, 1993:

  Deducted from assets
   to which they apply:

    Allowance for
     doubtful accounts    $4,860    $ 1,606 (c)  $  -     $ 2,877 (a)(c) $3,589
    Allowance for cash
     discounts             1,995      7,719         -       7,664 (b)     2,050
                          $6,855    $ 9,325      $  -     $10,541        $5,639

Year ended March 31, 1992:

  Deducted from assets
   to which they apply:

    Allowance for
     doubtful accounts    $4,501    $   628      $  -     $   269 (a)    $4,860
    Allowance for cash
     discounts             2,041      7,713         -       7,759 (b)     1,995
                          $6,542    $ 8,341      $  -     $ 8,028        $6,855


Notes:

(a)  Accounts written off and recovered.

(b)  Net discounts allowed to customers.

(c) Includes $1,200 related to trade receivables from Phar-Mor, Inc., a drugstore chain which has filed for bankruptcy.