Form 10-Q
period 1994-06-30
CARTER WALLACE INC /DE/
filed 1994-08-05
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q





(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended   June 30, 1994

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


                          Yes   X       No


The number of shares of the registrant's Common Stock and Class B common stock outstanding at June 30, 1994 were 33,472,100 and 12,586,900, respectively.

                   CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                               JUNE 30, 1994




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for
the three months ended June 30, 1994 and 1993                            1

Condensed Consolidated Balance Sheets at
June 30, 1994 and March 31, 1994                                         2

Condensed Consolidated Statements of Cash Flows
for the three months ended June 30, 1994 and 1993                        3

Notes to Condensed Consolidated Financial Statements                     4

Report by KPMG Peat Marwick on their Limited Review                      7

Item 2 - Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                  8



                        PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K                               13

Signatures                                                              14

                      PART I - FINANCIAL INFORMATION
                   CARTER-WALLACE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
                                                    Three Months Ended
                                                         June 30,
                                                 1994            1993  *
Revenues:
  Net sales                                   $183,304,000    $162,750,000
  Other revenues                                 1,368,000       1,315,000

                                               184,672,000     164,065,000

Cost and expenses:

  Cost of goods sold                            62,283,000      56,354,000
  Advertising, marketing
   & other selling expenses                     69,210,000      65,781,000
  Research & development expenses               13,198,000      12,641,000
  General, administrative
   & other expenses                             21,452,000      20,246,000
  Provision for loss on discontinuance
   of the Organidin (iodinated glycerol)
   product line                                 17,500,000          -
  Interest expense                                 390,000         587,000

                                               184,033,000     155,609,000

Earnings before taxes on income                    639,000       8,456,000

Provision for taxes on income                      198,000       2,621,000

Net earnings before cumulative
 effect of accounting changes                      441,000       5,835,000

Cumulative effect of accounting
 changes, net of tax                                -          (46,639,000)

Net earnings (loss)                           $    441,000    $(40,804,000)

Net earnings (loss) per average
 share of common stock outstanding:

  Before cumulative effect
   of accounting changes                         $ .01           $ .13

  Cumulative effect of accounting
   changes                                          -            (1.02)

  Net earnings (loss)                            $ .01           $(.89)

Cash dividends per share                         $ .0833         $ .0833

Average shares of common stock
 outstanding                                    46,067,000      45,779,000

*  Restated to reflect change in accounting for postemployment benefits.

                   CARTER-WALLACE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,      March 31,
                                                     1994          1994
Assets                                           (Unaudited)
Current Assets:
  Cash and cash equivalents                     $ 34,377,000   $ 23,311,000
  Short-term investments                          24,644,000     32,883,000
  Accounts and other receivables
    less allowances of $5,883,000
    at June 30, 1994 and
    $5,955,000 at March 31, 1994                 115,496,000    117,070,000

  Inventories:
    Finished goods                                56,323,000     60,515,000
    Work in process                               21,664,000     22,121,000
    Raw materials and supplies                    44,505,000     39,553,000
                                                 122,492,000    122,189,000
  Prepaid expenses, deferred taxes
   and other current assets                       20,271,000     19,973,000

Total Current Assets                             317,280,000    315,426,000

Property, plant and equipment, at cost           284,508,000    279,040,000
Less:  accumulated depreciation and
        amortization                             126,228,000    121,981,000
                                                 158,280,000    157,059,000
Intangible assets                                108,420,000    110,213,000
Other assets                                      49,262,000     45,864,000

Total Assets                                    $633,242,000   $628,562,000
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                              $ 26,728,000   $ 27,844,000
  Accrued expenses                               102,776,000     96,714,000
  Notes payable                                    5,783,000      5,709,000
Total Current Liabilities                        135,287,000    130,267,000

Long-Term Liabilities:
  Long-term debt                                   9,342,000      9,309,000
  Deferred compensation                            8,754,000      7,661,000
  Accrued postretirement benefit obligation       72,057,000     71,804,000
  Other long-term liabilities                     16,756,000     16,013,000
Total Long-Term Liabilities                      106,909,000    104,787,000

Stockholders' Equity:
  Common stock                                    34,464,000     34,432,000
  Class B common stock                            12,741,000     12,773,000
  Capital in excess of par value                   1,975,000      1,972,000
  Retained earnings                              376,638,000    380,047,000
  Less:  Foreign currency translation
          adjustment                              19,249,000     20,404,000
         Treasury stock, at cost                  15,523,000     15,312,000
Total Stockholders' Equity                       391,046,000    393,508,000

Total Liabilities and Stockholders' Equity      $633,242,000   $628,562,000

                   CARTER-WALLACE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                                (Unaudited)


                                                   1994           1993 *

Net earnings (loss)                            $    441,000   $(40,804,000)

  Provision for loss on discontinuance
   of the Organidin (iodinated glycerol)
   product line                                  17,500,000          -
  Cumulative effect of accounting
   changes                                            -         46,639,000
  Changes in assets and liabilities             (12,808,000)     9,886,000
  Other changes                                   7,056,000      6,862,000

Cash flows from operations                       12,189,000     22,583,000


Cash flows used in investing activities:

  Additions to property, plant and
   equipment                                     (5,135,000)    (6,881,000)
  Decrease (increase) in short-term
   investments                                    8,252,000     (1,648,000)
  Other investing activities                       (250,000)       (78,000)

                                                  2,867,000     (8,607,000)

Cash flows used in financing activities:

  Dividends paid                                 (3,850,000)    (3,817,000)
  Increase in borrowings                              -            307,000
  Payments of debt                                 (147,000)      (125,000)
  Purchase of treasury stock                       (189,000)      (278,000)

                                                 (4,186,000)    (3,913,000)

Effect of exchange rate changes on
 cash and cash equivalents                          196,000        (67,000)

Increase in cash and cash equivalents          $ 11,066,000   $  9,996,000



*  Restated to reflect change in accounting for postemployment benefits.

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1994 AND 1993


Note 1:  Interim Reports

The results of the interim periods are not necessarily indicative of results expected for a full year's operations. In the opinion of management, all adjustments necessary for a fair statement of results of these interim periods have been reflected in these financial statements and, except as separately disclosed herein, are of a normal recurring nature.


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


Note 3:  Accounting Changes

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

During the quarter ended March 31, 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" effective April 1, 1993. SFAS No. 112 requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. Accordingly, results of operations in the three months ended June 30, 1993 have been restated to reflect the cumulative effect of adopting SFAS No. 112 of $4,700,000 before taxes or $2,820,000 after taxes ($.06 per share). Annual ongoing costs for these benefits related to the adoption of this statement are not material.

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1994 AND 1993
                                (Continued)



Note 4:  Discontinuance of the Organidin (Iodinated Glycerol) Product Line

In June, 1994, the Company and the Food and Drug Administration ("FDA") reached an agreement to discontinue the manufacture and shipment of the Organidin (iodinated glycerol) line of products. The agreement between the Company and the FDA permits the continued shipping, prescribing and dispensing of existing stocks of Organidin product currently in channels of distribution. As previously disclosed by the Company, in April, 1993 the Company received a letter from the FDA requesting that it discontinue marketing the Organidin (iodinated glycerol) products. Subsequent meetings between the Company and FDA resulted in this agreement.

As a result of the agreement noted above, the Company incurred in the quarter ended June 30, 1994 a one-time charge to pre-tax earnings of $17,500,000 ($11,600,000 after taxes or $.25 per share) primarily related to a provision for any product returns and for inventory write-offs.

Sales and pre-tax operating profits of the Organidin line included in the quarter ended June 30, 1994 were $20,300,000 and $11,200,000, respectively, compared to sales and pre-tax operating profits included in the quarter ended June 30, 1993 of $10,800,000 and $1,800,000.

Sales and pre-tax operating profits of the Organidin line of products were $59,900,000 and $22,200,000 for the fiscal year ended March 31, 1992,
$43,400,000 and $7,600,000 for the fiscal year ended March 31, 1993 and $74,400,000 and $31,600,000 for the fiscal year ended March 31, 1994.
Operating profits were computed on a basis consistent with that used to report operating profits for the Health Care business segment in the Company's Annual Report.


Note 5:  Subsequent Event - Felbatol (felbamate)

On August 1, 1994, the Company disclosed that it had sent a letter to approximately 240,000 physicians recommending, in conjunction with the Federal Food and Drug Administration, the immediate withdrawal of patients from treatment with Felbatol (felbamate), unless, in the physician's judgment, an abrupt withdrawal would be deemed to pose a more serious risk to the patient. Patients on Felbatol are advised to consult their physicians and not to discontinue the use of Felbatol on their own.




                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1994 AND 1993
                                (Continued)



Note 5:  Subsequent Event - Felbatol (felbamate) (Continued)

Carter-Wallace's recommendation was prompted by reports of ten cases (nine domestic and one foreign) of aplastic anemia in association with the use of Felbatol. No such cases were observed during the premarketing, clinical testing and development of Felbatol.

Carter-Wallace introduced Felbatol in September of 1993 for the treatment of partial seizures with and without secondary generalization in adults and for Lennox-Gastaut Syndrome, a serious form of childhood epilepsy.

Due to substantial introductory spending levels and continued research and development, the Company incurred losses with respect to Felbatol since introduction and for the quarter ended June 30, 1994.

At the present time Felbatol continues to be available on the market. If, as a result of the matters discussed above, the Company at some future date is no longer able to continue to sell Felbatol, the Company will incur a one-time charge that would have a material adverse effect on the Company's results of operations and on its financial condition. If Felbatol were to remain on the market but at a substantially reduced level of sales, the Company would incur a material one-time charge the amount of which would be dependent on the sales level achieved. Should the Company no longer be able to sell the product, the Company currently estimates that the one-time charge consisting primarily of inventory write-offs, purchase commitments and anticipated returns of product currently in the market, will be in the range of $60,000,000 to $70,000,000 on a pre-tax basis. See the discussion in Management's Discussion and Analysis of the Company's income tax rate.

As previously reported, the Company entered into a licensing agreement with Schering-Plough Corporation, granting Schering-Plough exclusive marketing rights in all markets except the United States and its territories and possessions, Canada and Mexico, to Felbatol. Separately, Schering-Plough and Carter-Wallace agreed that, under certain circumstances, they will put into effect a co-promotional arrangement with respect to a Schering-Plough pharmaceutical product to be determined in the future. Based on the matters discussed above, there could be a significant adverse effect on the amount of royalties and fees, if any, to be received from Schering-Plough in the future under these agreements.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of June 30, 1994, and the related condensed consolidated statements of earnings for the three-month periods ended June 30, 1994 and 1993 and the condensed consolidated statements of cash flows for the three-month periods ended June 30, 1994 and 1993 in accordance with standards established by the American Institute of Certified Public Accountants. These condensed consolidated financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of March 31, 1994, and the related consolidated statements of earnings and retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated June 6, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in note 3 to the condensed consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statements No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 112 "Employers' Accounting for Postemployment Benefits" in 1994.

As discussed in note 5 to the condensed consolidated financial statements, the Company disclosed that it had sent a letter to approximately 240,000 physicians recommending, in conjunction with the Federal Food and Drug Administration, the immediate withdrawal of patients from treatment with Felbatol (felbamate), unless, in the physician's judgment, an abrupt withdrawal would be deemed to pose a more serious risk to the patient. If, as a result of the matter discussed above, the Company at some future date is no longer able to continue to sell Felbatol, the Company will incur a one-time charge that would have a material adverse effect on the Company's results of operations and on its financial condition. The Company currently estimates that this one-time charge will be in a range of $60,000,000 to $70,000,000 on a pre-tax basis. The ultimate outcome of this matter cannot presently be determined.


August 5, 1994
New York, New York                                  KPMG Peat Marwick

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations - Three months ended June 30, 1994 compared to three months ended June 30, 1993

Net sales increased $20,554,000 (12.6%) in the three months ended June 30, 1994 ("fiscal 1995 period") as compared to net sales in the three months ended June 30, 1993 ("fiscal 1994 period"). The higher sales level was attributable to increased sales in both the Health Care and Consumer Products segments. The sales increase in the Health Care segment was due to unit volume gains and to a lesser extent selling price increases. The unit volume increase in Health Care sales was primarily attributable to sales of Felbatol (felbamate) an antiepileptic drug for the treatment of certain seizure disorders, which the Company introduced in September, 1993, and higher sales of the Organidin (iodinated glycerol) line of expectorant/ mucolytic products. As noted below, an agreement was reached with the FDA to discontinue marketing the Organidin (iodinated glycerol) line of products in June, 1994 and the Company has sent a letter to physicians recommending the immediate withdrawal of patients from Felbatol unless in the physician's judgment, an abrupt withdrawal would be deemed to pose a more serious risk to the patient. The unit volume gain in the Organidin (iodinated glycerol) line of expectorant/mucolytic products was due primarily to a decline in sales of competitive products. The timing and amount of future price increases in the Health Care segment may be negatively influenced by competitive pressures and the possibility of government regulation. Sales of other pharmaceutical products in the Health Care segment continue to be adversely impacted by generic erosion. The higher sales level in the Consumer Products segment was due to both selling price increases and unit volume gains.

Lower foreign exchange rates in comparison with the prior year had the effect of decreasing sales in the fiscal 1995 period by $2,400,000. The effect of changes in foreign exchange rates on results of operations in the fiscal 1995 period compared to the prior year period was not significant.

Other revenues increased $53,000 or 4.0% in the fiscal 1995 period as compared to the fiscal 1994 period.

Cost of goods sold as a percentage of net sales decreased from 34.6% in the fiscal 1994 period to 34.0% in the 1995 period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $3,429,000 or 5.2% due to a higher level of spending in the Health Care segment. Felbatol, which was introduced in September, 1993, was supported by substantial spending levels in the fiscal 1995 period.


                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)



Research and development expenses increased by $557,000 or 4.4% as part of the Company's continuing effort to develop new products and improve existing ones. Research spending, most of which was in the Health Care segment, was primarily related to Felbatol for the treatment of seizures associated with epilepsy and Astelin for the relief of asthma and allergic rhinitis.

General, administrative and other expenses increased $1,206,000 or 6.0% in the fiscal 1995 period as compared to the fiscal 1994 period. This increase was related to increased employee benefits and other administrative costs.

Interest expense decreased $197,000 (33.6%) in the fiscal 1995 period as compared to the fiscal 1994 period due to reduced levels of borrowings in the fiscal 1995 period.

The consolidated income tax rate in the fiscal 1995 period was 31%, the same as the annual tax rate on operations in the fiscal 1994 period. If significant one-time charges to operations are required as a result of the Felbatol issues and/or the ongoing review of operations and facilities noted below, the annual effective tax rate in subsequent quarters and for the fiscal year ended March 31, 1995 could vary significantly from the first quarter rate.

Consolidated net earnings in the fiscal 1995 period before the provision for the loss on the discontinuance of Organidin (iodinated glycerol) were $12,041,000 or $.26 per share as compared to net earnings before the cumulative effect of the accounting changes of $5,835,000 or $.13 per share in the fiscal 1994 period. The net earnings in the 1995 period were substantially favorably impacted by the increase in sales of the Organidin line of expectorant/mucolytic products.


Discontinuance of Organidin (Iodinated Glycerol) Product Line

In June, 1994, the Company and the Food and Drug Administration ("FDA") reached an agreement to discontinue the manufacture and shipment of the Organidin (iodinated glycerol) line of products. The agreement between the Company and the FDA permits the continued shipping, prescribing and dispensing of existing stocks of Organidin product currently in channels of distribution. As previously disclosed by the Company, in April, 1993, the Company received a letter from the FDA requesting that it discontinue marketing Organidin (iodinated glycerol) products. Subsequent meetings between the Company and FDA resulted in this agreement.



                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)




As a result of the agreement noted above, the Company incurred in the quarter ended June 30, 1994 a one-time charge to pre-tax earnings of $17,500,000 ($11,600,000 after taxes or $.25 per share) primarily related to a provision for any product returns and for inventory write-offs.

Sales and pre-tax operating profits of the Organidin line included in the quarter ended June 30, 1994 were $20,300,000 and $11,200,000, respectively, compared to sales and pre-tax operating profits included in the quarter ended June 30, 1993 of $10,800,000 and $1,800,000.

Sales and pre-tax operating profits of the Organidin line of products were $59,900,000 and $22,200,000 for the fiscal year ended March 31, 1992,
$43,400,000 and $7,600,000 for the fiscal year ended March 31, 1993 and $74,400,000 and $31,600,000 for the fiscal year ended March 31, 1994.
Operating profits were computed on a basis consistent with that used to report operating profits for the Health Care business segment in the Company's Annual Report.


Subsequent Event - Felbatol (felbamate)

On August 1, 1994, the Company disclosed that it had sent a letter to approximately 240,000 physicians recommending, in conjunction with the Federal Food and Drug Administration, the immediate withdrawal of patients from treatment with Felbatol (felbamate), unless, in the physician's judgment, an abrupt withdrawal would be deemed to pose a more serious risk to the patient. Patients on Felbatol are advised to consult their physicians and not to discontinue the use of Felbatol on their own.

Carter-Wallace's recommendation was prompted by reports of ten cases (nine domestic and one foreign) of aplastic anemia in association with the use of Felbatol. No such cases were observed during the premarketing, clinical testing and development of Felbatol.

Carter-Wallace introduced Felbatol in September of 1993 for the treatment of partial seizures with and without secondary generalization in adults and for Lennox-Gastaut Syndrome, a serious form of childhood epilepsy.

Due to substantial introductory spending levels and continued research and development, the Company incurred losses with respect to Felbatol since introduction and for the quarter ended June 30, 1994.



                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)



Subsequent Event - Felbatol (felbamate) (Continued)

At the present time Felbatol continues to be available on the market. If, as a result of the matters discussed above, the Company at some future date is no longer able to continue to sell Felbatol, the Company will incur a one-time charge that would have a material adverse effect on the Company's results of operations and on its financial condition. If Felbatol were to remain on the market but at a substantially reduced level of sales, the Company would incur a material one-time charge the amount of which would be dependent on the sales level achieved. Should the Company no longer be able to sell the product, the Company currently estimates that the one-time charge consisting primarily of inventory write-offs, purchase commitments and anticipated returns of product currently in the market, will be in the range of $60,000,000 to $70,000,000 on a pre-tax basis. See the discussion above of the Company's income tax rate.

As previously reported, the Company entered into a licensing agreement with Schering-Plough Corporation, granting Schering-Plough exclusive marketing rights in all markets except the United States and its territories and possessions, Canada and Mexico, to Felbatol. Separately, Schering-Plough and Carter-Wallace agreed that, under certain circumstances, they will put into effect a co-promotional arrangement with respect to a Schering-Plough pharmaceutical product to be determined in the future. Based on the matters discussed above, there could be a significant adverse effect on the amount of royalties and fees, if any, to be received from Schering-Plough in the future under these agreements.


Review of Operations and Facilities

As a result of the discontinuance of the Company's Organidin (iodinated glycerol) line of products and the suspension and possible withdrawal of Felbatol, the Company is currently engaged in a detailed review of its operations and facilities which is intended to reduce costs and increase efficiencies, the results of which, however, may cause actions to be taken which would result in an additional material one-time charge to results of operations.


Accounting Changes

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

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)






Accounting Changes (Continued)

During the quarter ended March 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" effective April 1, 1993. Accordingly, results of operations in the quarter ended June 30, 1993 period have been restated to reflect a one-time pre-tax charge to earnings of $4,700,000 or $2,820,000 after taxes ($.06 per share).


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

The Company is a party to a $75,000,000 revolving credit facility with a group of banks. The events described above with respect to Organidin under the terms of that facility constitute a material adverse change in the business of the Company, as a result of which the Company currently does not have the right to make loans under such facility without the banks' consent. If the circumstances discussed above relating to Felbatol result in a material adverse change in the Company's business, the Company would not have the right to make loans under such facility without the banks' consent. Although the Company is discussing these matters with the participating banks and believes that the banks will consent to future draw downs under such facility, there can be no assurance that the banks will provide such a consent. However, even if the banks should fail to provide such a consent, the Company believes its existing capital resources are adequate to meet the current requirements of its business.

                         PART II - OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - During the quarter ended June 30, 1994, the Company filed a report on Form 8-K dated June 30, 1994 reporting an agreement reached between the Company and the FDA regarding the Organidin (iodinated glycerol) product line.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Carter-Wallace, Inc.
                                                      (Registrant)




Date:  August 5, 1994                             s/Daniel J. Black
                                                  Daniel J. Black
                                                  President & Chief
                                                   Operating Officer




Date:  August 5, 1994                             s/Paul A. Veteri
                                                  Paul A. Veteri
                                                  Vice President, Finance
                                                   & Chief Financial
                                                   Officer