Form 10-Q
period 1994-09-30
CARTER WALLACE INC /DE/
filed 1994-11-10
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q





(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended   September 30, 1994

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


                          Yes   X       No


The number of shares of the registrant's Common Stock and Class B common stock outstanding at September 30, 1994 were 33,481,100 and 12,577,900, respectively.

                   CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                            SEPTEMBER 30, 1994




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for the
three and six months ended September 30, 1994 and 1993                   1

Condensed Consolidated Balance Sheets at
September 30, 1994 and March 31, 1994                                    3

Condensed Consolidated Statements of Cash Flows
for the six months ended September 30, 1994 and 1993                     4

Notes to Condensed Consolidated Financial Statements                     5

Report by KPMG Peat Marwick LLP on their Limited Review                 12

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 14


                        PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                              22

Item 4 - Submission of Matters to a Vote of Security Holders            22

Item 6 - Exhibits and Reports on Form 8-K                               22

Signatures                                                              23

                      CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                              Three Months Ended          Six Months Ended
                                September 30,              September 30,
                            1994          1993          1994          1993 *
Revenues:

  Net sales             $168,111,000  $150,266,000  $351,415,000  $313,016,000
  Other revenues           1,460,000     1,257,000     2,828,000     2,572,000

                         169,571,000   151,523,000   354,243,000   315,588,000

Cost and expenses:

  Cost of goods sold      63,710,000    54,568,000   125,993,000   110,922,000
  Advertising,
   marketing & other
   selling expenses       61,697,000    64,904,000   130,907,000   130,685,000
  Research & develop-
   ment expenses          12,527,000    12,033,000    25,725,000    24,674,000
  General, administra-
   tive & other expenses  22,881,000    18,768,000    44,333,000    39,014,000
  Provision for
   restructuring          49,000,000         -        49,000,000         -
  Provision for loss
   on Felbatol            36,640,000         -        36,640,000         -
  Provision for loss
   on discontinuance
   of the Organidin
   (iodinated glycerol)
   product line                -             -        17,500,000         -
  Interest expense           478,000       432,000       868,000     1,019,000

                         246,933,000   150,705,000   430,966,000   306,314,000

Earnings (loss) before
 taxes on income         (77,362,000)      818,000   (76,723,000)    9,274,000

Provision (benefit)
 for taxes on income     (30,120,000)     (561,000)  (29,922,000)    2,060,000

Net earnings (loss)
 before cumulative
 effect of accounting
 changes                 (47,242,000)    1,379,000   (46,801,000)    7,214,000

Cumulative effect of
 accounting changes,
 net of tax                    -             -             -       (46,639,000)

Net earnings (loss)     $(47,242,000) $  1,379,000  $(46,801,000) $(39,425,000)

                                   (Continued)

                         PART I - FINANCIAL INFORMATION
                      CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                                   (Continued)



                              Three Months Ended          Six Months Ended
                                September 30,              September 30,
                            1994          1993          1994          1993 *

Net earnings (loss)
 per average share of
 common stock outstanding:

  Before cumulative
   effect of accounting
   changes                 $(1.03)       $ .03         $(1.02)       $  .16

  Cumulative effect of
   accounting changes          -            -              -          (1.02)

  Net earnings (loss)      $(1.03)       $ .03         $(1.02)       $ (.86)

Cash dividends per share   $ .0833       $ .0833       $ .1666       $ .1666

Average shares of
 common stock
 outstanding              46,059,000    45,773,000    46,064,000    45,776,000


[FN]
*  Restated to reflect change in accounting for postemployment benefits.

                      CARTER-WALLACE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30,    March 31,
                                                     1994          1994
Assets                                           (Unaudited)

Current Assets:
  Cash and cash equivalents                     $ 21,318,000   $ 23,311,000
  Short-term investments                          33,179,000     32,883,000
  Accounts and other receivables
    less allowances of $7,803,000
    at September 30, 1994 and
    $5,955,000 at March 31, 1994                 131,740,000    117,070,000

  Inventories:
    Finished goods                                41,403,000     60,515,000
    Work in process                               21,200,000     22,121,000
    Raw materials and supplies                    45,290,000     39,553,000
                                                 107,893,000    122,189,000
  Prepaid expenses, deferred taxes
   and other current assets                       30,735,000     19,973,000

Total Current Assets                             324,865,000    315,426,000

Property, plant and equipment, at cost           247,445,000    279,040,000
Less:  accumulated depreciation and
        amortization                             107,600,000    121,981,000
                                                 139,845,000    157,059,000
Intangible assets                                132,643,000    110,213,000
Other assets                                      59,193,000     45,864,000

Total Assets                                    $656,546,000   $628,562,000
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                              $ 34,376,000   $ 27,844,000
  Accrued expenses                               130,306,000     96,714,000
  Notes payable                                   12,702,000      5,709,000
Total Current Liabilities                        177,384,000    130,267,000

Long-Term Liabilities:
  Long-term debt                                  23,635,000      9,309,000
  Deferred compensation                            9,411,000      7,661,000
  Accrued postretirement benefit obligation       68,352,000     71,804,000
  Other long-term liabilities                     35,398,000     16,013,000
Total Long-Term Liabilities                      136,796,000    104,787,000

Stockholders' Equity:
  Common stock                                    34,627,000     34,432,000
  Class B common stock                            12,578,000     12,773,000
  Capital in excess of par value                   1,975,000      1,972,000
  Retained earnings                              325,572,000    380,047,000
  Less:  Foreign currency translation
          adjustment                              16,863,000     20,404,000
         Treasury stock, at cost                  15,523,000     15,312,000
Total Stockholders' Equity                       342,366,000    393,508,000

Total Liabilities and Stockholders' Equity      $656,546,000   $628,562,000

                   CARTER-WALLACE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                (Unaudited)


                                                   1994           1993 *

Net (loss)                                     $(46,801,000)  $(39,425,000)

  Provision for restructuring                    49,000,000          -
  Provision for loss on Felbatol                 36,640,000          -
  Provision for loss on discontinuance
   of the Organidin (iodinated glycerol)
   product line                                  17,500,000          -
  Cumulative effect of accounting
   changes                                            -         46,639,000
  Changes in assets and liabilities             (39,138,000)    (4,252,000)
  Other changes                                  14,303,000     13,688,000

Cash flows from operations                       31,504,000     16,650,000


Cash flows used in investing activities:

  Additions to property, plant and
   equipment                                    (10,256,000)   (13,131,000)
  Payments for international
   acquisitions, net of cash received:
     The Sante Beaute line in France            (19,807,000)         -
     Technogenetics in Italy                     (4,878,000)         -
     The Curash line in Australia                (3,660,000)         -
  Decrease (increase) in short-term
   investments                                      471,000     (2,633,000)
  Other investing activities                       (193,000)      (156,000)

                                                (38,323,000)   (15,920,000)

Cash flows used in financing activities:

  Dividends paid                                 (7,674,000)    (7,630,000)
  Increase in borrowings                         16,042,000      2,755,000
  Payments of debt                               (4,093,000)      (761,000)
  Purchase of treasury stock                       (189,000)      (278,000)

                                                  4,086,000     (5,914,000)

Effect of exchange rate changes on
 cash and cash equivalents                          740,000       (529,000)

(Decrease) in cash and cash equivalents        $ (1,993,000)  $ (5,713,000)

[FN]
*  Restated to reflect change in accounting for postemployment benefits.

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1994 AND 1993




Note 1:  Interim Reports

The results of the interim periods are not necessarily indicative of results expected for a full year's operations. In the opinion of management, all adjustments necessary for a fair statement of results of these interim periods have been reflected in these financial statements and, except as separately disclosed herein, are of a normal recurring nature.


Note 2:  Review of Independent Auditors

The financial information included in this report has been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with standards and procedures established by the American Institute of Certified Public Accountants. All adjustments or additional disclosures proposed by KPMG Peat Marwick LLP have been reflected in the data presented and a copy of their report on this limited review is included in this Form.


Note 3:  Acquisitions

In August, 1994, the Company acquired the Sante Beaute line of products in France for approximately $21,200,000. This business consists of the Email Diamant oral hygiene products, Lineance body care products and other skin and bath products.

In August, 1994, the Company acquired Technogenetics S.r.l., a subsidiary of Recordati S.p.A. for approximately $5,900,000 in Italy. Technogenetics manufactures and sells diagnostic test kits used by clinical laboratories for the diagnosis of human diseases.

In July, 1994, the Company acquired for approximately $3,700,000 the Curash line of baby care and other consumer products in Australia.

These acquisitions are being accounted for by the purchase method and, accordingly, the results of operations for these lines are included in the Company's results of operations from the acquisition date. Pro forma results of operations are not presented since the effect would not be material.




                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1994 AND 1993
                                (Continued)



Note 4:  Restructuring of Operations and Facilities

The Company is currently engaged in restructuring its Wallace Laboratories Division and the consolidation of certain manufacturing facilities which are intended to reduce costs and increase efficiencies. These actions were prompted by the discontinuance of its line of iodinated glycerol formulation of Organidin products and by the significant adverse effect on existing and potential sales of Felbatol (felbamate) due to use restrictions required by the Federal Food and Drug Administration ("FDA").

As a result of the restructuring, the Company has substantially reduced its pharmaceutical sales force and marketing support staff and virtually eliminated its Wallace Laboratories Division internal research and development capability. However, the Company will continue its research and development of Astelin (azelastine) for rhinitis and asthma, and taurolidine, an antitoxin for the treatment of sepsis, and to the extent such work exceeds the Company's remaining internal research and development resources, such work will be done through independent research facilities.

The consolidation of its manufacturing operations in the U.S. and Puerto Rico, when completed, will result in the closure of certain of the Company's plants and significantly reduced production at one plant.

In connection with the restructuring described above, the Company incurred a one-time pre-tax charge in the quarter ended September 30, 1994 of $49,000,000, consisting primarily of plant closing costs, employee termination costs and related charges. The planned reduction in the number of employees through 1995 is approximately 630 including 60 vacancies that will not be filled and which represents 41% of its pharmaceutical sales force and 23% of the Company's total domestic workforce.

The Company is continuing to review its operations and may take other steps to reduce costs in the future which may result in additional one-time charges.


Note 5:  Felbatol (felbamate)

On August 1, 1994, the Company disclosed that it had sent a letter to approximately 240,000 physicians recommending, in conjunction with the FDA, the immediate withdrawal of patients from treatment with Felbatol
(felbamate), unless, in the physician's judgment, an abrupt withdrawal would be deemed to pose a more serious risk to the patient.


                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1994 AND 1993
                                (Continued)



Note 5:  Felbatol (felbamate) (Continued)

Carter-Wallace's recommendation was prompted by reports of ten cases of aplastic anemia in association with the use of Felbatol. No such cases were observed during the premarketing, clinical testing and development of Felbatol.

On September 21, 1994, after discussions with the FDA, the Company mailed a letter alerting physicians to the risk of acute liver failure in association with the use of Felbatol and the need to monitor liver function in all patients who are still taking the drug.

On September 27, 1994, the FDA's Peripheral and Central Nervous System Drugs Advisory Committee met to discuss the continued availability of Felbatol. The Committee recommended that the drug remain available only for patients with severe epilepsy for whom the benefits outweigh the risks, and that changes be made to the product's labeling to reflect the risk of acute liver failure.

Carter-Wallace introduced Felbatol in September, 1993 for the treatment of partial seizures with and without secondary generalization in adults and for Lennox-Gastaut Syndrome, a serious form of childhood epilepsy.

Due to substantial introductory spending levels and continued research and development, the Company incurred losses with respect to Felbatol since introduction and for the three months and six months ended September 30, 1994.

As a result of the matters discussed above, the Company incurred in the quarter ended September 30, 1994 a one-time pre-tax charge of $36,640,000 primarily related to inventory write-offs, purchase commitments and anticipated product returns. At the present time Felbatol continues to be available on the market. If, as a result of the matters discussed above, the product at some future date is no longer available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge consisting primarily of inventory write-offs, purchase commitments and anticipated returns of product currently in the market, will be in the range of $30,000,000 to $35,000,000 on a pre-tax basis.




                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1994 AND 1993
                                (Continued)



Note 5:  Felbatol (felbamate) (Continued)

As previously reported, the Company entered into a licensing agreement with Schering-Plough Corporation, granting Schering-Plough exclusive marketing rights in all markets except the United States and its territories and possessions, Canada and Mexico, to Felbatol. Separately, Schering-Plough and Carter-Wallace agreed that, under certain circumstances, they will put into effect a co-promotional arrangement with respect to a Schering-Plough pharmaceutical product to be determined in the future. The matters discussed above will likely result in a significant adverse effect on the amount of royalties and fees, if any, to be received from Schering-Plough in the future under these agreements.


Note 6:  Discontinuance of the Organidin (Iodinated Glycerol) Product Line

In June, 1994, the Company and the FDA reached an agreement to discontinue the manufacture and shipment of the Organidin (iodinated glycerol) line of products. The agreement between the Company and the FDA permits the continued shipping, prescribing and dispensing of existing stocks of Organidin (iodinated glycerol) product currently in channels of distribution. As previously disclosed by the Company, in April, 1993 the Company received a letter from the FDA requesting that it discontinue marketing Organidin (iodinated glycerol) products. Subsequent meetings between the Company and FDA resulted in this agreement.

As a result of the agreement noted above, the Company incurred in the quarter ended June 30, 1994 a one-time charge to pre-tax earnings of $17,500,000 primarily related to a provision for any product returns and for inventory write-offs.

Sales and pre-tax operating profits of the Organidin (iodinated glycerol) line included in the six months ended September 30, 1994 were $20,800,000 and $11,400,000, respectively, compared to sales and pre-tax operating profits included in the six months ended September 30, 1993 of $19,000,000 and $1,400,000, respectively.

Sales and pre-tax operating profits of the Organidin (iodinated glycerol) line of products were $59,900,000 and $22,200,000 for the fiscal year ended March 31, 1992, $43,400,000 and $7,600,000 for the fiscal year ended March 31, 1993 and $74,400,000 and $31,600,000 for the fiscal year ended March 31, 1994. Operating profits were computed on a basis consistent with that used to report operating profits for the Health Care business segment in the Company's Annual Report.


                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1994 AND 1993
                                (Continued)


Note 7:  Litigation

Two federal securities class action suits have been filed by stockholders against the Company and certain of its present and former officers in the United States District Court, Southern District of New York. The first action, filed in August, 1994, purports to be on behalf of all persons who purchased the Company stock in the period from June 6, 1994 through July 31, 1994. The second action, filed in October, 1994, seeks to represent a class of persons who purchased the Company stock from August 24, 1993 through August 1, 1994. Both complaints allege that certain statements made by the Company with respect to future sales and marketing prospects for Felbatol were false and fraudulent, and that the Company omitted to state material facts necessary to make the statements made not misleading. Both complaints seek damages in an unspecified amount. In one action, the complaint alleges that a major stockholder and a former officer of the Company sold Company stock while in possession of material non-public information and seeks disgorgement of the profits made from such sales.

A product liability class action was filed against the Company in August, 1994, in the United States District Court, Northern District of California. The complaint, which was amended in September, 1994, purports to be on behalf of all persons who suffered or may suffer an injury as a result of using Felbatol. The complaint alleges that the Company is liable for strict product liability, negligence, breach of express and implied warranty and negligent misrepresentation related to side effects of Felbatol. The complaint seeks compensatory and punitive damages and injunctive relief.

A product liability class action was filed against the Company in October, 1994 in the United States District Court for the Eastern District of Pennsylvania. The complaint purports to be on behalf of the plaintiff and all others similarly situated who it is alleged suffered an injury as a result of using Felbatol. The complaint alleges that the Company is liable for strict liability, negligence, breach of express and implied warranty, negligent infliction of emotional distress and violation of state consumer protection laws. The complaint seeks compensatory and punitive damages and establishment of a medical monitoring program.

The Company along with numerous other drug manufacturers has been named in a consolidated and amended class action suit filed in August, 1994 in the California Superior Court, San Francisco County, brought on behalf of all California community retail pharmacists who have purchased any brand name prescription drugs since August, 1989. The complaint alleges that drug manufacturers, including the Company, entered into a conspiracy to fix prices for brand-name prescription drugs and gave lower prices to certain favored purchasers while the alleged favored prices were denied to the plaintiffs. The complaint seeks injunctive relief and trebled compensatory damages, restitution of amounts by which defendants were unjustly enriched and litigation costs.
                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1994 AND 1993
                                (Continued)




Note 7:  Litigation (Continued)

The Company along with numerous other drug manufacturers has been named in a class action suit filed July, 1994 in California Superior Court, County of San Francisco, brought on behalf of a class of California consumers who purchased drugs from independent retail pharmacies alleging that certain drug manufacturers, including the Company, conspired to fix prices for brand-name prescription drugs that were sold to California independent retail pharmacists. The complaint seeks trebled compensatory damages relating to overcharges, restitution of amounts by which defendants were unjustly enriched and litigation costs.

The Company along with numerous other drug manufacturers, an Alabama drug wholesaler and a national mail-order pharmacy, is named in a class action suit filed May, 1994 in the Alabama Circuit Court, Green County, brought on behalf of a class of independent drug stores and pharmacies alleging that a drug wholesaler, a national mail order pharmacy and certain drug manufacturers, including the Company, discriminated against the plaintiffs in according more favorable prices to mail-order pharmacies and large health care providers pursuant to an alleged conspiracy to regulate or fix the price or limit the quantity of prescription drugs that are sold in the State of Alabama. The complaint seeks compensatory and punitive damages and litigation costs as well as injunctive and declaratory relief.

In June, 1993, a suit was filed by Becton Dickinson & Co., in the United States District Court, Eastern District of North Carolina, against several companies, including the Company, alleging patent infringement by certain of the Company's diagnostic products. The complaint seeks injunctive relief, compensatory damages and litigation costs.

In October, 1992, a suit was filed by Unilever against the Company's subsidiary in the United Kingdom alleging patent infringement by certain of the Company's diagnostic products. The complaint seeks injunctive relief and compensatory damages.

The Company believes, based on opinion of counsel, it has good defenses to each of the above-described legal actions.

Additional product liability claims related to Felbatol use have been threatened against the Company. At this point, the Company cannot evaluate the merits of such claims and does not know whether or to what extent legal actions will arise from such claims and, therefore, is unable to predict the financial impact they may have.


                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1994 AND 1993
                                (Continued)




Note 8:  Accounting Changes

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

During the quarter ended March 31, 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" effective April 1, 1993. SFAS No. 112 requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. Accordingly, results of operations in the three months ended June 30, 1993 and the six months ended September 30, 1993 have been restated to reflect the cumulative effect of adopting SFAS No. 112 of $4,700,000 before taxes or $2,820,000 after taxes ($.06 per share). Annual ongoing costs for these benefits related to the adoption of this statement are not material.

<AUDIT-REPORT>
                       INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of earnings for the three-month and six month periods ended September 30, 1994 and 1993 and the condensed consolidated statements of cash flows for the six-month periods ended September 30, 1994 and 1993 in accordance with standards established by the American Institute of Certified Public Accountants. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As discussed in note 8 to the condensed consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statements No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 112 "Employers' Accounting for Postemployment Benefits" in 1994.





                                (Continued)

                       INDEPENDENT AUDITORS' REPORT

                                (Continued)




As discussed in note 5 to the condensed consolidated financial statements, on September 27, 1994, the Federal Food and Drug Administration (FDA) Peripheral and Central Nervous System Drugs Advisory Committee met to discuss the continued availability of Felbatol due to reports of aplastic anemia and the risk of acute liver failure associated with the use of Felbatol. The FDA recommended that the drug remain available only for patients with severe epilepsy for whom the benefits outweigh the risks and that changes be made to the product's labeling to reflect the risk of acute liver failure. As a result of the matters discussed above, the Company incurred in the quarter ended September 30, 1994 a one-time pre-tax charge of $36,640,000 primarily related to inventory write-offs, purchase commitments and anticipated products returns. If, as a result of the matters discussed above, the product at some future date is no longer available on the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. The Company currently estimates that the additional one-time charge consisting primarily of inventory write-offs, purchase commitments and anticipated returns of product currently in the market, will be in the range of $30,000,000 to $35,000,000 on a pre-tax basis. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any liability related to this additional one-time charge has been recognized in the accompanying financial statements.

As discussed in note 7 to the condensed consolidated financial statements, the Company is a defendant in several lawsuits including two product liability class action suits and two federal securities class action suits related to Felbatol, three class action suits involving alleged price fixing within the pharmaceutical industry and two patent infringement suits involving the Company's diagnostic products. The Company believes, based on opinion of counsel, it has good defenses for each of the above-described legal actions. In addition, product liability claims related to Felbatol use have been threatened against the Company. At this point, the Company cannot evaluate the merits of such claims and does not know whether or to what extent legal actions will arise from such claims, and therefore, is unable to predict the financial impact they may have. The ultimate outcome of all of these matters cannot presently be determined. Accordingly, no provision for any liability has been recognized in the accompanying financial statements.




                                                KPMG Peat Marwick LLP



November 10, 1994
New York, New York
</AUDIT-REPORT>

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three months ended September 30, 1994 compared to three months ended September 30, 1993

Consolidated earnings after taxes in the three months ended September 30, 1994 ("fiscal 1995 period") before the one-time restructuring charge and the provision for the loss on Felbatol (felbamate), an anti-epileptic drug for the treatment of certain seizure disorders, were approximately $4,700,000 or $.10 per share as compared to net earnings of approximately $1,400,000 or $.03 per share in the three months ended September 30, 1993 ("fiscal 1994 period"). One-time charges for restructuring and Felbatol resulted in a pre-tax charge of $85,640,000 ($52,000,000 after tax or $1.13 per share) in the three months ended September 30, 1994. The one-time charge for Organidin (iodinated glycerol) was previously reported in the quarter ended June 30, 1994. (See detailed comments below relating to the discontinuance of Organidin (iodinated glycerol) sales, restructuring charges and Felbatol developments).

Net sales increased $17,845,000 (11.9%) in the fiscal 1995 period as compared to net sales in the fiscal 1994 period. The higher sales level was primarily attributable to increased sales in the Consumer Products segment with sales also increasing in the Health Care segment. The sales increase in the Consumer Products segment was predominately due to unit volume gains, although selling price increases also had a favorable effect on sales. The increase in the Health Care segment was due to selling price increases and to a lesser extent higher unit volume. Health Care sales, which included sales of Felbatol which the Company introduced in September, 1993, were negatively impacted by the discontinuance of Organidin (iodinated glycerol) sales in June, 1994. Sales in both the Consumer Products and Health Care segments were positively affected by the recently acquired international businesses in France, Italy and Australia. The timing and amount of future price increases in the Health Care segment may be negatively influenced by competitive pressures and the possibility of government regulation. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic erosion.

Higher foreign exchange rates in comparison with the prior year had the effect of increasing sales in the fiscal 1995 period by $800,000. The effect of changes in foreign exchange rates on results of operations in the fiscal 1995 period compared to the prior year period was not significant.

Other revenues increased $203,000 or 16.1% in the fiscal 1995 period as compared to the fiscal 1994 period.

Cost of goods sold as a percentage of net sales increased from 36.3% in the fiscal 1994 period to 37.9% in the 1995 period primarily due to changes in product mix.


                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


Advertising, marketing and other selling expenses decreased by $3,207,000 or 4.9% due to a reduced level of spending in the Health Care segment. This decrease was primarily related to lower spending for Organidin (iodinated glycerol) and Felbatol. Advertising, marketing and other selling expenses increased in support of products in the Consumer Products segment.

Research and development expenses increased by $494,000 or 4.1%. Research spending, most of which was in the Health Care segment, was primarily related to Felbatol for the treatment of seizures associated with epilepsy and Astelin for the relief of asthma and allergic rhinitis. The Company announced that in October, 1994 it virtually eliminated its Wallace Laboratories internal research and development capability. See "Restructuring of Operations and Facilities" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

General, administrative and other expenses increased $4,113,000 or 21.9% in the fiscal 1995 period as compared to the fiscal 1994 period. This increase was primarily due to provisions for a foreign patent claim and a trade receivable reserve related to the bankruptcy of a pharmaceutical wholesaler, as well as increased employee benefits and other administrative costs.

Interest expense increased $46,000 (10.6%) in the fiscal 1995 period as compared to the fiscal 1994 period.

In the fiscal 1995 period, the Company had a 39% annual effective net tax benefit on its reported consolidated loss. The tax benefit of 39% is higher than the prior year's tax provision on operations of 31% because most of the one-time charges are U.S. related and will be deductible for federal and state income tax purposes. If further one-time charges to operations are required as a result of the Felbatol issues and/or the ongoing review of operations and facilities noted below, the annual effective tax rate in subsequent quarters and for the fiscal 1995 period could vary from the 39% tax benefit applied in the period ended September 30, 1994. Tax rates in the current and future years are and will be adversely affected by lower tax savings resulting from substantially reduced Puerto Rican operations and the absence of research and development tax credits.

During the three months ended September 30, 1993, the Company adjusted its net deferred tax asset to reflect a change in federal corporate income tax rates. As a result, the provision for income taxes in the fiscal 1994 period includes a one-time credit of $815,000 or $.02 per share as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The effect of the tax law change on the provision for income taxes in the fiscal 1994 period was not significant.

                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations - Six months ended September 30, 1994 compared to six months ended September 30, 1993

Consolidated earnings after taxes in the six months ended September 30, 1994 ("fiscal 1995 period") before the provision for the loss on the discontinuance of the Organidin (iodinated glycerol) product line, the one-time restructuring charge and the provision for loss on Felbatol (felbamate), an antiepileptic drug for the treatment of certain seizure disorders, were approximately $15,800,000 or $.34 per share as compared to net earnings before the cumulative effect of the accounting changes of approximately $7,200,000 or $.16 per share in the six months ended September 30, 1993 ("fiscal 1994 period"). The net earnings in the 1995 period were substantially favorably impacted by the increase in sales of the Organidin line. The one-time charges noted above resulted in a pre-tax charge to income of $103,140,000 ($62,600,000 after tax or $1.36 per share) in the six months ended September 30, 1994. (See detailed comments below related to the discontinuance of Organidin (iodinated glycerol) sales, restructuring charges and the Felbatol developments).

Net sales increased $38,399,000 (12.3%) in the fiscal 1995 period as compared to net sales in the fiscal 1994 period. The higher sales level was attributable to increased sales in both the Health Care and Consumer Products segments. The sales increase in the Health Care segment was due to unit volume gains and to a lesser extent selling price increases. The unit volume increase in Health Care sales was primarily attributable to sales of Felbatol (felbamate), which the Company introduced in September, 1993. Sales in both the Consumer Products and Health Care segments were positively affected by the recently acquired international businesses in France, Italy and Australia. The timing and amount of future price increases in the Health Care segment may be negatively influenced by competitive pressures and the possibility of government regulation. Sales of other pharmaceutical products in the Health Care segment continue to be adversely impacted by generic erosion. The higher sales level in the Consumer Products segment was due to both unit volume gains and selling price increases.

Lower foreign exchange rates in comparison with the prior year had the effect of decreasing sales in the fiscal 1995 period by $1,600,000. The effect of changes in foreign exchange rates on results of operations in the fiscal 1995 period compared to the prior year period was not significant.

Other revenues increased $256,000 or 10.0% in the fiscal 1995 period as compared to the fiscal 1994 period.



                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


Cost of goods sold as a percentage of net sales increased from 35.4% in the fiscal 1994 period to 35.9% in the 1995 period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $222,000 due to increased spending in the Consumer Products segment. However, these expenses in the Health Care segment were lower than the prior year period.

Research and development expenses increased by $1,051,000 or 4.3%.
Research spending, most of which was in the Health Care segment, was primarily related to Felbatol for the treatment of seizures associated with epilepsy and Astelin for the relief of asthma and allergic rhinitis. The Company announced that in October, 1994 it virtually eliminated its Wallace Laboratories internal research and development capability. See "Restructuring of Operations and Facilities" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

General, administrative and other expenses increased $5,319,000 or 13.6% in the fiscal 1995 period as compared to the fiscal 1994 period. This increase was primarily due to provisions for a foreign patent claim and a trade receivable reserve related to the bankruptcy of a pharmaceutical wholesaler, as well as increased employee benefits and other administrative costs.

Interest expense decreased $151,000 (14.8%) in the fiscal 1995 period as compared to the fiscal 1994 period.

In the fiscal 1995 period, the Company had a 39% annual effective net tax benefit on its reported consolidated loss. The tax benefit of 39% is higher than the prior year's tax provision on operations of 31% because most of the one-time charges are U.S. related and will be deductible for federal and state income tax purposes. If further one-time charges to operations are required as a result of the Felbatol issues and/or the ongoing review of operations and facilities noted below, the annual effective tax rate in subsequent quarters and for the fiscal 1995 period could vary from the 39% tax benefit applied in the period ended September 30, 1994. Tax rates in the current and future years are and will be adversely affected by lower tax savings resulting from substantially reduced Puerto Rican operations and the absence of research and development tax credits.

During the six months ended September 30, 1993, the Company adjusted its net deferred tax asset to reflect a change in federal corporate income tax rates. As a result, the provision for income taxes in the fiscal 1994 period includes a one-time credit of $815,000 or $.02 per share as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The effect of the tax law change on the provision for income taxes in the fiscal 1994 period was not significant.

                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


Restructuring of Operations and Facilities

The Company is currently engaged in restructuring its Wallace Laboratories Division and the consolidation of certain manufacturing facilities which are intended to reduce costs and increase efficiencies. These actions were prompted by the discontinuance of its line of iodinated glycerol formulation of Organidin products and by the significant adverse effect on existing and potential sales of Felbatol (felbamate) due to use restrictions required by the FDA.

As a result of the restructuring, the Company has substantially reduced its pharmaceutical sales force and marketing support staff and virtually eliminated its Wallace Laboratories Division internal research and development capability. However, the Company will continue its research and development of Astelin (azelastine) for rhinitis and asthma, and taurolidine, an antitoxin for the treatment of sepsis, and to the extent such work exceeds the Company's remaining internal research and development resources, such work will be done through independent research facilities.

The consolidation of its manufacturing operations in the U.S. and Puerto Rico, when completed, will result in the closure of certain of the Company's plants and significantly reduced production at one plant.

In connection with the restructuring described above, the Company incurred a one-time pre-tax charge in the quarter ended September 30, 1994 of $49,000,000, consisting primarily of plant closing costs, employee termination costs and related charges. The planned reduction in the number of employees through 1995 is approximately 630 including 60 vacancies that will not be filled and which represents 41% of its pharmaceutical sales force and 23% of the Company's total domestic workforce.

The Company is continuing to review its operations and may take other steps to reduce costs in the future which may result in additional one-time charges.


Felbatol (felbamate)

On August 1, 1994, the Company disclosed that it had sent a letter to approximately 240,000 physicians recommending, in conjunction with the Federal Food and Drug Administration, the immediate withdrawal of patients from treatment with Felbatol (felbamate), unless, in the physician's judgment, an abrupt withdrawal would be deemed to pose a more serious risk to the patient.

Carter-Wallace's recommendation was prompted by reports of ten cases of aplastic anemia in association with the use of Felbatol. No such cases were observed during the premarketing, clinical testing and development of Felbatol.
                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


Felbatol (felbamate) (Continued)

On September 21, 1994, after discussions with the FDA, the Company mailed a letter alerting physicians to the risk of acute liver failure in association with the use of Felbatol and the need to monitor liver function in all patients who are still taking the drug.

On September 27, 1994, the FDA's Peripheral and Central Nervous System Drugs Advisory Committee met to discuss the continued availability of Felbatol. The Committee recommended that the drug remain available only for patients with severe epilepsy for whom the benefits outweigh the risks, and that changes be made to the product's labeling to reflect the risk of acute liver failure.

Carter-Wallace introduced Felbatol in September, 1993 for the treatment of partial seizures with and without secondary generalization in adults and for Lennox-Gastaut Syndrome, a serious form of childhood epilepsy.

Due to substantial introductory spending levels and continued research and development, the Company incurred losses with respect to Felbatol since introduction and for the three months and six months ended September 30, 1994.

As a result of the Felbatol matters discussed above, the Company incurred in the quarter ended September 30, 1994 a one-time pre-tax charge of $36,640,000 primarily related to inventory write-offs, purchase commitments and anticipated product returns. At the present time Felbatol continues to be available on the market. If, as a result of the matters discussed above, the product at some future date is no longer available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge consisting primarily of inventory write-offs, purchase commitments and anticipated returns of product currently in the market, will be in the range of $30,000,000 to $35,000,000 on a pre-tax basis. See the discussion above of the Company's income tax rate.

As previously reported, the Company entered into a licensing agreement with Schering-Plough Corporation, granting Schering-Plough exclusive marketing rights in all markets except the United States and its territories and possessions, Canada and Mexico, to Felbatol. Separately, Schering-Plough and Carter-Wallace agreed that, under certain circumstances, they will put into effect a co-promotional arrangement with respect to a Schering-Plough pharmaceutical product to be determined in the future. The matters discussed above will likely result in a significant adverse effect on the amount of royalties and fees, if any, to be received from Schering-Plough in the future under these agreements.

                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


Discontinuance of the Organidin (Iodinated Glycerol) Product Line

In June, 1994, the Company and the Food and Drug Administration ("FDA") reached an agreement to discontinue the manufacture and shipment of the Organidin (iodinated glycerol) line of products. The agreement between the Company and the FDA permits the continued shipping, prescribing and dispensing of existing stocks of Organidin (iodinated glycerol) product currently in channels of distribution. As previously disclosed by the Company, in April, 1993 the Company received a letter from the FDA requesting that it discontinue marketing Organidin (iodinated glycerol) products. Subsequent meetings between the Company and FDA resulted in this agreement.

As a result of the agreement noted above, the Company incurred in the quarter ended June 30, 1994 a one-time charge to pre-tax earnings of $17,500,000 primarily related to a provision for any product returns and for inventory write-offs.

Sales and pre-tax operating profits of the Organidin (iodinated glycerol) line included in the six months ended September 30, 1994 were $20,800,000 and $11,400,000, respectively, compared to sales and pre-tax operating profits included in the six months ended September 30, 1993 of $19,000,000 and $1,400,000, respectively.

Sales and pre-tax operating profits of the Organidin (iodinated glycerol) line of products were $59,900,000 and $22,200,000 for the fiscal year ended March 31, 1992, $43,400,000 and $7,600,000 for the fiscal year ended March 31, 1993 and $74,400,000 and $31,600,000 for the fiscal year ended March 31, 1994. Operating profits were computed on a basis consistent with that used to report operating profits for the Health Care business segment in the Company's Annual Report.


Astelin

In July, 1994 the Company received a "non-approval" letter from the FDA for the Astelin tablet New Drug Application (NDA) for rhinitis. The scientific issues raised in this letter as well as those raised in the "non-approval" letters previously received with respect to Astelin nasal spray for rhinitis and Astelin tablets for asthma were discussed with the FDA in meetings in July and August. Responses to all outstanding issues raised by the FDA are being prepared by the Company. The Company is currently analyzing two additional asthma efficacy studies. As a result of the meetings with the FDA, the Company is unable at this time to determine when Astelin will be reviewed by the appropriate FDA advisory panel and when and if the NDAs will be approved.


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

During the quarter ended March 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" effective April 1, 1993. Accordingly, results of operations in the three months ended June 30, 1993 and the six months ended September 30, 1993 have been restated to reflect a one-time pre-tax charge to earnings of $4,700,000 or $2,820,000 after taxes ($.06 per share).


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

The Company is a party to a $75,000,000 revolving credit facility with a group of banks. During November, 1994 the Company and the banks amended the credit agreement to exclude from the material adverse change provisions the one-time charges for Organidin and the restructuring program, as well as the current and any further one-time charges for Felbatol should the product no longer be available. Consequently, the Company is now able to access its revolving credit line.

                         PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

     Please refer to Note 7 "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of Carter-Wallace, Inc. was held on July 19, 1994.

     (b) At the Annual Meeting the following proposals were submitted to a vote of security holders:

          (1) To amend the 1977 Restricted Stock Award Plan, as amended, to increase the number of common shares covered by the Plan by 2,000,000 shares. The number of votes cast in favor of this proposal was 141,575,797 and the number of votes cast against this proposal was 4,961,963.

          (2) To require that the Company make disclosures on certain employees previously employed in governmental capacities. The number of votes cast in favor of this proposal was 4,165,737 and the number of votes cast against this proposal was 142,366,260.


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - During the quarter ended September 30, 1994, the Company filed a report on Form 8-K dated August 1, 1994 reporting that the Company had sent a letter to approximately 240,000 physicians recommending, in conjunction with the Federal Food and Drug Administration, the immediate withdrawal of patients from treatment with Felbatol (felbamate), unless, in the physician's judgment, an abrupt withdrawal would be deemed to pose a more serious risk to the patient.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Carter-Wallace, Inc.
                                                      (Registrant)




Date:  November 10, 1994                          s/Daniel J. Black
                                                  Daniel J. Black
                                                  President & Chief
                                                   Operating Officer




Date:  November 10, 1994                          s/Paul A. Veteri
                                                  Paul A. Veteri
                                                  Vice President, Finance
                                                   & Chief Financial
                                                   Officer