Form 10-Q
period 1994-12-31
CARTER WALLACE INC /DE/
filed 1995-02-09
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q





(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended   December 31, 1994

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


                          Yes   X       No


The number of shares of the registrant's Common Stock and Class B common stock outstanding at December 31, 1994 were 33,621,000 and 12,557,900, respectively.

                   CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                             DECEMBER 31, 1994




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for the
three months and nine months ended December 31, 1994 and 1993            1

Condensed Consolidated Balance Sheets at
December 31, 1994 and March 31, 1994                                     3

Condensed Consolidated Statements of Cash Flows
for the nine months ended December 31, 1994 and 1993                     4

Notes to Condensed Consolidated Financial Statements                     5

Report by KPMG Peat Marwick LLP on their Limited Review                 13

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 15


                        PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                              24

Item 6 - Exhibits and Reports on Form 8-K                               24

Signatures                                                              25

                      CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                              Three Months Ended         Nine Months Ended
                                December 31,               December 31,
                            1994          1993          1994          1993 *
Revenues:

  Net sales             $156,680,000  $176,459,000  $508,095,000  $489,475,000
  Other revenues           1,463,000     1,125,000     4,291,000     3,697,000

                         158,143,000   177,584,000   512,386,000   493,172,000

Cost and expenses:

  Cost of goods sold      54,038,000    57,098,000   180,031,000   168,020,000
  Advertising,
   marketing & other
   selling expenses       60,959,000    66,261,000   191,866,000   196,946,000
  Research & develop-
   ment expenses           6,536,000    14,405,000    32,261,000    39,079,000
  General, administra-
   tive & other expenses  22,835,000    20,624,000    67,168,000    59,638,000
  Provision for
   restructuring          20,500,000         -        69,500,000         -
  Provision for loss
   on Felbatol                 -             -        36,640,000         -
  Provision for loss
   on discontinuance
   of the Organidin
   (iodinated glycerol)
   product line                -             -        17,500,000         -
  Interest expense           917,000       516,000     1,785,000     1,535,000

                         165,785,000   158,904,000   596,751,000   465,218,000

Earnings (loss) before
 taxes on income          (7,642,000)   18,680,000   (84,365,000)   27,954,000

Provision (benefit)
 for taxes on income      (2,980,000)    5,791,000   (32,902,000)    7,851,000

Net earnings (loss)
 before cumulative
 effect of accounting
 changes                  (4,662,000)   12,889,000   (51,463,000)   20,103,000

Cumulative effect of
 accounting changes,
 net of tax                    -             -             -       (46,639,000)

Net earnings (loss)     $ (4,662,000) $ 12,889,000  $(51,463,000) $(26,536,000)

                                   (Continued)

                         PART I - FINANCIAL INFORMATION
                      CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                                   (Continued)



                              Three Months Ended         Nine Months Ended
                                December 31,               December 31,
                            1994          1993          1994          1993 *

Net earnings (loss)
 per average share of
 common stock outstanding:

  Before cumulative
   effect of accounting
   changes                 $ (.10)       $  .28        $(1.12)       $  .44

  Cumulative effect of
   accounting changes          -             -             -          (1.02)

  Net earnings (loss)      $ (.10)       $  .28        $(1.12)       $ (.58)

Cash dividends per share   $  .0833      $  .0833      $  .2499      $ .2499

Average shares of
 common stock
 outstanding               46,119,000    45,959,000    46,086,000    45,850,000


[FN]
*  Restated to reflect change in accounting for postemployment benefits.


                      CARTER-WALLACE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 December 31,    March 31,
                                                     1994          1994
Assets                                           (Unaudited)
Current Assets:
  Cash and cash equivalents                     $ 50,661,000   $ 23,311,000
  Short-term investments                          17,609,000     32,883,000
  Accounts and other receivables
    less allowances of $7,660,000
    at December 31, 1994 and
    $5,955,000 at March 31, 1994                 120,245,000    117,070,000

  Inventories:
    Finished goods                                44,078,000     60,515,000
    Work in process                               20,409,000     22,121,000
    Raw materials and supplies                    45,831,000     39,553,000
                                                 110,318,000    122,189,000
  Prepaid expenses, deferred taxes
   and other current assets                       31,932,000     19,973,000

Total Current Assets                             330,765,000    315,426,000

Property, plant and equipment, at cost           251,928,000    279,040,000
Less:  accumulated depreciation and
        amortization                             111,696,000    121,981,000
                                                 140,232,000    157,059,000
Intangible assets                                130,742,000    110,213,000
Other assets                                      61,276,000     45,864,000

Total Assets                                    $663,015,000   $628,562,000
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                              $ 28,799,000   $ 27,844,000
  Accrued expenses                               145,201,000     96,714,000
  Notes payable                                   12,108,000      5,709,000
Total Current Liabilities                        186,108,000    130,267,000

Long-Term Liabilities:
  Long-term debt                                  23,550,000      9,309,000
  Deferred compensation                            9,863,000      7,661,000
  Accrued postretirement benefit obligation       67,218,000     71,804,000
  Other long-term liabilities                     42,049,000     16,013,000
Total Long-Term Liabilities                      142,680,000    104,787,000

Stockholders' Equity:
  Common stock                                    34,647,000     34,432,000
  Class B common stock                            12,558,000     12,773,000
  Capital in excess of par value                   2,184,000      1,972,000
  Retained earnings                              317,059,000    380,047,000
  Less:  Foreign currency translation
          adjustment                              18,513,000     20,404,000
         Treasury stock, at cost                  13,708,000     15,312,000
Total Stockholders' Equity                       334,227,000    393,508,000

Total Liabilities and Stockholders' Equity      $663,015,000   $628,562,000

                   CARTER-WALLACE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                (Unaudited)


                                                   1994           1993 *

Net (loss)                                     $(51,463,000)  $(26,536,000)

  Provision for restructuring                    69,500,000          -
  Provision for loss on Felbatol                 36,640,000          -
  Provision for loss on discontinuance
   of the Organidin (iodinated glycerol)
   product line                                  17,500,000          -
  Cumulative effect of accounting
   changes                                            -         46,639,000
  Changes in assets and liabilities             (34,382,000)   (10,284,000)
  Other changes                                  21,463,000     20,303,000

Cash flows from operations                       59,258,000     30,122,000


Cash flows used in investing activities:

  Additions to property, plant and
   equipment                                    (15,369,000)   (17,651,000)
  Payments for international
   acquisitions, net of cash received:
     The Sante Beaute line in France            (19,876,000)         -
     Technogenetics in Italy                     (4,928,000)         -
     The Curash line in Australia                (3,660,000)         -
  Decrease (increase) in short-term
   investments                                   16,041,000     (3,155,000)
  Other investing activities                       (356,000)       247,000

                                                (28,148,000)   (20,559,000)

Cash flows used in financing activities:

  Dividends paid                                (11,525,000)   (11,455,000)
  Increase in borrowings                         13,018,000     10,109,000
  Payments of debt                               (3,529,000)      (771,000)
  Purchase of treasury stock                       (859,000)      (278,000)

                                                 (2,895,000)    (2,395,000)

Effect of exchange rate changes on
 cash and cash equivalents                         (865,000)      (398,000)

Increase in cash and cash equivalents          $ 27,350,000   $  6,770,000

[FN]
*  Restated to reflect change in accounting for postemployment benefits.

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994 AND 1993




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




                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994 AND 1993
                                (Continued)

Note 4:  Restructuring of Operations and Facilities

Prompted by the discontinuance of its line of iodinated glycerol formulation of Organidin products (see note 6) and by the significant adverse effect on existing and potential sales of Felbatol (felbamate) due to use restrictions required by the Federal Food and Drug Administration ("FDA") (see note 5) the Company is engaged in a restructuring program which is intended to reduce costs and increase efficiencies.

As part of the restructuring program, the Company has substantially reduced its pharmaceutical sales force and marketing support staff and virtually eliminated its Wallace Laboratories Division internal research and development capability. However, the Company will continue its research and development of Astelin (azelastine) for rhinitis and asthma, and taurolidine, an antitoxin for the treatment of sepsis, and to the extent such work exceeds the Company's remaining internal research and development resources, such work will be done through independent research facilities. The consolidation of its manufacturing operations in the U.S. and Puerto Rico, when completed, will result in the closure of certain of the Company's plants and significantly reduced production at one plant.

In connection with the restructuring described above, the Company incurred a one-time pre-tax charge in the quarter ended September 30, 1994 of $49,000,000 consisting primarily of plant closing costs including equipment write-offs ($24,500,000) and employee termination costs ($20,600,000).

As part of its restructuring program, the Company further reduced its workforce subsequent to December 31, 1994 and is in the process of relocating one of its divisions to its Cranbury, New Jersey facility. In this regard, the Company incurred a one-time pre-tax restructuring charge of $20,500,000 in the quarter ended December 31, 1994, consisting primarily of estimated costs associated with the planned subleasing of office space on which the Company holds a long-term lease ($19,400,000). An additional one-time pre-tax charge of approximately $6,500,000 relating to employee termination costs will be incurred in the fourth quarter ending March 31, 1995 and a $1,800,000 charge related to the office relocation is expected to be incurred in the fiscal year ending March 31, 1996. Recently announced accounting pronouncements do not permit these severance and relocation costs to be recorded in the December, 1994 period.

The total reduction in the number of employees is approximately 790 including 85 vacancies that will not be filled and represents 41% of the Company's pharmaceutical sales force and 27% of its total domestic workforce. In connection with the restructuring, the Company has virtually eliminated its Wallace Laboratories Division internal research and development capability.

The Company is continuing to review its operations and may take other steps to reduce costs and increase efficiencies in the future which may result in additional one-time charges.
                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994 AND 1993
                                (Continued)


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

Due to substantial introductory spending levels and continued research and development, the Company incurred losses with respect to Felbatol since introduction and for the three months and nine months ended December 31, 1994.

As a result of the Felbatol matters discussed above, the Company incurred in the quarter ended September 30, 1994 a one-time pre-tax charge of $36,640,000 primarily related to inventory write-offs ($15,500,000), purchase and other commitments ($9,400,000) and anticipated product returns including trade announcements ($4,900,000). At the present time Felbatol continues to be available on the market. If, as a result of the matters discussed above, the product at some future date is no longer available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $30,000,000 to $35,000,000 on a pre-tax basis.

                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994 AND 1993
                                (Continued)



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

As a result of the agreement noted above, the Company incurred in the quarter ended June 30, 1994 a one-time charge to pre-tax earnings of $17,500,000 primarily related to a provision for any product returns ($9,400,000) and for inventory write-offs ($3,600,000).

Sales and pre-tax operating profits of the Organidin (iodinated glycerol) line included in the nine months ended December 31, 1994 were $20,800,000 and $11,400,000, respectively, compared to sales and pre-tax operating profits included in the nine months ended December 31, 1993 of $53,300,000 and $22,100,000, respectively.

Sales and pre-tax operating profits of the Organidin (iodinated glycerol) line of products were $59,900,000 and $22,200,000 for the fiscal year ended March 31, 1992, $43,400,000 and $7,600,000 for the fiscal year ended March 31, 1993 and $74,400,000 and $31,600,000 for the fiscal year ended March 31, 1994. Organidin operating profits were computed on a basis consistent with that used to report operating profits for the Health Care business segment in the Company's Annual Report.


                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994 AND 1993
                                (Continued)

Note 7:  Litigation

Two federal securities class action suits have been filed by stockholders against the Company and certain of its present and former officers in the United States District Court, Southern District of New York. The first action, filed in August, 1994, purports to be on behalf of all persons who purchased the Company stock in the period from June 6, 1994 through July 31, 1994. The plaintiff filed an amended complaint on November 4, 1994, purportedly on behalf of all persons who purchased the Company stock in the period from January 20, 1994 through July 31, 1994. The second action, filed in October, 1994, seeks to represent a class of persons who purchased the Company stock from August 24, 1993 through August 1, 1994. Both complaints allege that certain statements made by the Company with respect to future sales and marketing prospects for Felbatol were false and fraudulent, and that the Company omitted to state material facts necessary to make the statements made not misleading. Both complaints seek damages in an unspecified amount. In both actions, the complaints allege that a major stockholder and a former officer of the Company sold Company stock while in possession of material non-public information and seek disgorgement of the unspecified profits made from such sales.

In December, 1994, an alleged shareholder of the Company instituted an action in the Supreme Court of the State and County of New York which purports to be brought derivatively on behalf and for the benefit of the Company against the directors of the Company for breach of fiduciary duty, gross mismanagement and waste of corporate assets in connection with the development and marketing of Felbatol. The complaint seeks unspecified compensatory and punitive damages.

A product liability class action was filed against the Company in August, 1994, in the United States District Court, Northern District of California. The complaint, which was amended in September, 1994, purports to be on behalf of all persons who suffered or may suffer an injury as a result of using Felbatol. The complaint alleges that the Company is liable for strict product liability, negligence, breach of express and implied warranty and negligent misrepresentation related to side effects of Felbatol. The complaint seeks unspecified compensatory and punitive damages and injunctive relief.

A product liability class action was filed against the Company in October, 1994 in the United States District Court for the Eastern District of Pennsylvania. The complaint purports to be on behalf of the plaintiff and all others similarly situated who it is alleged suffered an injury as a result of using Felbatol. The complaint alleges that the Company is liable for strict liability, negligence, breach of express and implied warranty, negligent infliction of emotional distress and violation of state consumer protection laws. The complaint seeks unspecified compensatory and punitive damages and establishment of a medical monitoring program.

                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994 AND 1993
                                (Continued)

Note 7:  Litigation (Continued)

In addition to the above, three individual product liability suits related to Felbatol have been filed against the Company in state courts in Michigan, Texas and West Virginia seeking unspecified compensatory and in two of the cases unspecified punitive damages.

The Company along with numerous other drug manufacturers, wholesalers, purchasers and suppliers, was named in a consolidated and amended class action suit filed in August, 1994 in the California Superior Court, San Francisco County, brought on behalf of all California community retail pharmacists who have purchased any brand name prescription drugs since August, 1989. The complaint alleged that the defendants, including the Company, entered into a conspiracy to fix prices for brand-name prescription drugs and gave lower prices to certain favored purchasers while the alleged favored prices were denied to the plaintiffs. Upon defendants' motion, the plaintiffs' class claims of price discrimination were stricken from the complaint and a Second Consolidated and Amended Complaint ("Second Amended Complaint") filed in December, 1994 repeating these price discrimination counts as individual claims. The Second Amended Complaint contains the same substantive class price fixing claims and, like its predecessor, seeks injunctive relief and unspecified trebled compensatory damages, restitution of amounts by which defendants were unjustly enriched and litigation costs.

The Company along with numerous other drug manufacturers has been named in a class action suit filed July, 1994 in California Superior Court, County of San Francisco, brought on behalf of a class of California consumers who purchased drugs from independent retail pharmacies alleging that certain drug manufacturers and wholesalers, purchasers and suppliers, including the Company, conspired to fix prices for brand-name prescription drugs that were sold to California independent retail pharmacists. The complaint seeks unspecified trebled compensatory damages relating to overcharges, restitution of amounts by which defendants were unjustly enriched and litigation costs.

The Company, along with numerous other drug manufacturers, an Alabama drug wholesaler and a national mail-order pharmacy, had initially been named in a class action suit filed May, 1994 in the Alabama Circuit Court, Greene County, brought on behalf of a class of independent drug stores and pharmacies and alleging that the named, and certain unnamed, defendants discriminated against the plaintiffs in according more favorable prices to mail-order pharmacies and large health care providers pursuant to an alleged conspiracy to regulate or fix the price, or limit the quantity, of prescription drugs sold in the State of Alabama in violation of Alabama law. By a First Amended Complaint dated January 17, 1995, the three named plaintiffs retracted all class claims, restated each of the aforementioned allegations as individual claims against each of the previously-named defendants, and added the following two additional state common-law counts:

                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994 AND 1993
                                (Continued)



Note 7:  Litigation (Continued)

(i) fraudulent suppression (alleging that the defendants had fraudulently suppressed the fact that they had charged less to mail-order pharmacies, wholesale distributors and/or large health care providers); and (ii) civil conspiracy (claiming that the defendants had conspired to restrain or monopolize trade and essentially repeating the state statutory conspiracy claim). The First Amended Complaint, like its predecessor, seeks unspecified compensatory and punitive damages and litigation costs, as well as injunctive and declaratory relief.

In June, 1993, a suit was filed by Becton Dickinson & Co., in the United States District Court, Eastern District of North Carolina, against several companies, including the Company, alleging patent infringement by certain of the Company's diagnostic products. The complaint seeks injunctive relief, unspecified compensatory damages and litigation costs.

In October, 1992, a suit was filed by Unilever against the Company's subsidiary in the United Kingdom alleging patent infringement by certain of the Company's diagnostic products. The complaint seeks injunctive relief and unspecified compensatory damages.

The Company believes, based on opinion of counsel, it has good defenses to each of the above-described legal actions and should prevail.

Additional product liability claims related to Felbatol use have been threatened against the Company. At this point, the Company cannot evaluate the merits of such claims and does not know whether or to what extent legal actions will arise from such claims and, therefore, is unable to predict the financial impact they may have.


Note 8:  Cash Equivalents and Short-Term Investments

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity
Securities".

At December 31, 1994, all such investments were intended to be held to maturity as defined in SFAS No. 115 and have contractual maturities of less than one year. The amortized cost approximated fair value. The amortized cost at December 31, 1994, of U.S. Treasury securities was $10,190,000 and was classified in the balance sheet in "Cash and Cash Equivalents". The amortized cost of certificates of deposit and securities issued by the Canadian government were $9,000,000 and $8,609,000, respectively, and are classified in "Short-Term Investments".

                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994 AND 1993
                                (Continued)


Note 9:  Accounting Changes

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

During the quarter ended March 31, 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" effective April 1, 1993. SFAS No. 112 requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. Accordingly, results of operations in the three months ended June 30, 1993 and the nine months ended December 31, 1993 have been restated to reflect the cumulative effect of adopting SFAS No. 112 of $4,700,000 before taxes or $2,820,000 after taxes ($.06 per share). Annual ongoing costs for these benefits related to the adoption of this statement are not material.

<AUDIT-REPORT>
                       INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of December 31, 1994, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended December 31, 1994 and 1993 and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 1994 and 1993 in accordance with standards established by the American Institute of Certified Public Accountants. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As discussed in note 9 to the condensed consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statements No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 112 "Employers' Accounting for Postemployment Benefits" in 1994.





                                (Continued)

                       INDEPENDENT AUDITORS' REPORT

                                (Continued)


As discussed in note 5 to the condensed consolidated financial statements, on September 27, 1994, the Federal Food and Drug Administration (FDA) Peripheral and Central Nervous System Drugs Advisory Committee met to discuss the continued availability of Felbatol due to reports of aplastic anemia and the risk of acute liver failure associated with the use of Felbatol. The FDA recommended that the drug remain available only for patients with severe epilepsy for whom the benefits outweigh the risks and that changes be made to the product's labeling to reflect the risk of acute liver failure. As a result of the matters discussed above, the Company incurred in the quarter ended September 30, 1994 a one-time pre-tax charge of $36,640,000 primarily related to inventory write-offs, purchase and other commitments and anticipated product returns including trade announcements. If, as a result of the matters discussed above, the product at some future date is no longer available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. The Company currently estimates that the additional one-time charge consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $30,000,000 to $35,000,000 on a pre-tax basis. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any liability related to this additional one-time charge has been recognized in the accompanying financial statements.

As discussed in note 7 to the condensed consolidated financial statements, the Company is a defendant in several lawsuits including two product liability class action suits, two federal securities class action suits and three individual product liability suits related to Felbatol, three class action suits involving alleged price fixing within the pharmaceutical industry and two patent infringement suits involving the Company's diagnostic products. In addition, an alleged shareholder of the Company instituted an action which purports to be brought derivatively on behalf and for the benefit of the Company against the directors of the Company for breach of fiduciary duty, gross mismanagement and waste of corporate assets in connection with the development and marketing of Felbatol. The Company believes, based on opinion of counsel, it has good defenses to each of the above-described legal actions and should prevail. In addition, product liability claims related to Felbatol use have been threatened against the Company. At this point, the Company cannot evaluate the merits of such claims and does not know whether or to what extent legal actions will arise from such claims, and therefore, is unable to predict the financial impact they may have. The ultimate outcome of all of these matters cannot presently be determined. Accordingly, no provision for any liability has been recognized in the accompanying financial statements.




                                                KPMG Peat Marwick LLP
February 9, 1995
New York, New York
</AUDIT-REPORT>

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations - Three months ended December 31, 1994 compared to three months ended December 31, 1993

Consolidated earnings after taxes in the three months ended December 31, 1994 ("fiscal 1995 period") before the one-time restructuring charge were approximately $7,800,000 or $.17 per share as compared to net earnings of approximately $12,900,000 or $.28 per share in the three months ended December 31, 1993 ("fiscal 1994 period"). The one-time charge for restructuring resulted in a pre-tax charge of $20,500,000 ($12,400,000 after tax or $.27 per share) in the three months ended December 31, 1994. (See detailed comments below related to the restructuring charge).

Net sales decreased $19,779,000 (11.2%) in the fiscal 1995 period as compared to net sales in the fiscal 1994 period. The lower sales level was attributable to reduced unit volume in the Health Care segment as a result of the absence of sales of Organidin (iodinated glycerol). Sales of this formula of Organidin were discontinued in June, 1994. In the prior year period sales of Organidin (iodinated glycerol), which benefitted from a decline in sales of competitive products, accounted for 19% of consolidated sales. Sales of Felbatol were also lower than the prior year period. (See "Discontinuance of the Organidin (Iodinated Glycerol) Product Line" and "Felbatol (felbamate)" in Management's Discussion and Analysis of Financial Condition and Results of Operations). The timing and amount of future price increases in the Health Care segment may be negatively influenced by competitive pressures and the possibility of government regulation. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic erosion. Sales were higher in the Consumer Products segment predominately due to unit volume gains, including sales from the recently acquired international businesses in France and Australia, and selling price increases.

Higher foreign exchange rates in comparison with the prior year had the effect of increasing sales in the fiscal 1995 period by $700,000. The effect of changes in foreign exchange rates on results of operations in the fiscal 1995 period compared to the prior year period was not significant.

Other revenues increased $338,000 or 30.0% in the fiscal 1995 period as compared to the fiscal 1994 period.

Cost of goods sold as a percentage of net sales increased from 32.4% in the fiscal 1994 period to 34.5% in the 1995 period primarily due to changes in product mix.




                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)



Advertising, marketing and other selling expenses decreased by $5,302,000 or 8.0% due to a reduced level of spending in the Health Care segment. This decrease was primarily related to lower spending for Organidin (iodinated glycerol) and Felbatol. Advertising, marketing and other selling expenses increased in support of products in the Consumer Products segment.

Research and development expenses decreased by $7,869,000 or 54.6%. The Company announced that in October, 1994 it virtually eliminated its Wallace Laboratories Division internal research and development capability. See "Restructuring of Operations and Facilities" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

General, administrative and other expenses increased $2,211,000 or 10.7% in the fiscal 1995 period as compared to the fiscal 1994 period. This increase primarily relates to employee benefits, a trade receivable reserve as a result of the bankruptcy of a pharmaceutical wholesaler and other administrative costs.

Interest expense increased $401,000 (77.7%) in the fiscal 1995 period as compared to the fiscal 1994 period due to increased borrowing to finance international acquisitions.

In the fiscal 1995 period, the Company had a 39% annual effective net tax benefit on its reported consolidated loss. The tax benefit of 39% is higher than the prior year's tax provision on operations of 31% because most of the one-time charges are U.S. related and will be deductible for federal and state income tax purposes. If further one-time charges to operations are required as a result of the Felbatol issues and/or the ongoing review of operations and facilities noted below, the annual effective tax rate in subsequent quarters and for the fiscal 1995 period could vary from the 39% tax benefit applied in the period ended December 31, 1994. Tax rates in the current and future years are and will be adversely affected by lower tax savings resulting from substantially reduced Puerto Rican operations and the absence of research and development tax credits.




                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations - Nine months ended December 31, 1994 compared to nine months ended December 31, 1993

Consolidated earnings after taxes in the nine months ended December 31, 1994 ("fiscal 1995 period") before the provision for the loss on the discontinuance of the Organidin (iodinated glycerol) product line, the one-time restructuring charges and the provision for loss on Felbatol (felbamate), an antiepileptic drug for the treatment of certain seizure disorders, were approximately $23,500,000 or $.51 per share as compared to net earnings before the cumulative effect of the accounting changes of approximately $20,100,000 or $.44 per share in the nine months ended December 31, 1993 ("fiscal 1994 period"). The one-time charges noted above resulted in a pre-tax charge to income of $123,640,000 ($75,000,000 after tax or $1.63 per share) in the nine months ended December 31, 1994. (See detailed comments below related to the discontinuance of Organidin (iodinated glycerol) sales, restructuring charges and the Felbatol developments).

Net sales increased $18,620,000 (3.8%) in the fiscal 1995 period as compared to net sales in the fiscal 1994 period. The higher sales level was attributable to increased sales in the Consumer Products segment due to both unit volume gains and selling price increases. The Health Care segment recorded lower sales due to unit volume decreases partially offset by selling price increases. Health Care sales were negatively impacted by the discontinuance of Organidin (iodinated glycerol) sales in June, 1994. Sales in both the Consumer Products and Health Care segments were positively affected by the recently acquired international businesses in France, Italy and Australia. The timing and amount of future price increases in the Health Care segment may be negatively influenced by competitive pressures and the possibility of government regulation. Sales of other pharmaceutical products in the Health Care segment continue to be adversely impacted by generic erosion.

Lower foreign exchange rates in comparison with the prior year had the effect of decreasing sales in the fiscal 1995 period by $900,000. The effect of changes in foreign exchange rates on results of operations in the fiscal 1995 period compared to the prior year period was not significant.

Other revenues increased $594,000 or 16.1% in the fiscal 1995 period as compared to the fiscal 1994 period.

Cost of goods sold as a percentage of net sales increased from 34.3% in the fiscal 1994 period to 35.4% in the 1995 period primarily due to changes in product mix.



                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


Advertising, marketing and other selling expenses decreased by $5,080,000 due to lower spending in the Health Care segment. This decrease was primarily related to lower spending for Organidin (iodinated glycerol) and Felbatol. Advertising, marketing and other selling expenses increased in support of products in the Consumer Products segment.

Research and development expenses decreased by $6,818,000 or 17.4%. The Company announced that in October, 1994 it virtually eliminated its Wallace Laboratories Division internal research and development capability. See "Restructuring of Operations and Facilities" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

General, administrative and other expenses increased $7,530,000 or 12.6% in the fiscal 1995 period as compared to the fiscal 1994 period. This increase was primarily due to provisions for a foreign patent claim and a trade receivable reserve related to the bankruptcies of two pharmaceutical wholesalers, as well as increased employee benefits and other administrative costs.

Interest expense increased $250,000 (16.3%) in the fiscal 1995 period as compared to the fiscal 1994 period due to increased borrowings to finance international acquisitions.

In the fiscal 1995 period, the Company had a 39% annual effective net tax benefit on its reported consolidated loss. The tax benefit of 39% is higher than the prior year's tax provision on operations of 31% because most of the one-time charges are U.S. related and will be deductible for federal and state income tax purposes. If further one-time charges to operations are required as a result of the Felbatol issues and/or the ongoing review of operations and facilities noted below, the annual effective tax rate in subsequent quarters and for the fiscal 1995 period could vary from the 39% tax benefit applied in the period ended December 31, 1994. Tax rates in the current and future years are and will be adversely affected by lower tax savings resulting from substantially reduced Puerto Rican operations and the absence of research and development tax credits.

During the nine months ended December 31, 1993, the Company adjusted its net deferred tax asset to reflect a change in federal corporate income tax rates. As a result, the provision for income taxes in the fiscal 1994 period includes a one-time credit of $815,000 or $.02 per share as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The effect of the tax law change on the provision for income taxes in the fiscal 1994 period was not significant.


                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)

Restructuring of Operations and Facilities

Prompted by the discontinuance of its line of iodinated glycerol formulation of Organidin products and by the significant adverse effect on existing and potential sales of Felbatol (felbamate) due to use restrictions required by the Federal Food and Drug Administration ("FDA") the Company is engaged in a restructuring program which is intended to reduce costs and increase efficiencies.

As part of the restructuring program, the Company has substantially reduced its pharmaceutical sales force and marketing support staff and virtually eliminated its Wallace Laboratories Division internal research and development capability. However, the Company will continue its research and development of Astelin (azelastine) for rhinitis and asthma, and taurolidine, an antitoxin for the treatment of sepsis, and to the extent such work exceeds the Company's remaining internal research and development resources, such work will be done through independent research facilities. The consolidation of its manufacturing operations in the U.S. and Puerto Rico, when completed, will result in the closure of certain of the Company's plants and significantly reduced production at one plant.

In connection with the restructuring described above, the Company incurred a one-time pre-tax charge in the quarter ended September 30, 1994 of $49,000,000 consisting primarily of plant closing costs including equipment write-offs ($24,500,000) and employee termination costs ($20,600,000).

As part of its restructuring program, the Company further reduced its workforce subsequent to December 31, 1994 and is in the process of relocating one of its divisions to its Cranbury, New Jersey facility. In this regard, the Company incurred a one-time pre-tax restructuring charge of $20,500,000 in the quarter ended December 31, 1994, consisting primarily of estimated costs associated with the planned subleasing of office space on which the Company holds a long-term lease ($19,400,000). An additional one-time pre-tax charge of approximately $6,500,000 relating to employee termination costs will be incurred in the fourth quarter ending March 31, 1995 and a $1,800,000 charge related to the office relocation is expected to be incurred in the fiscal year ending March 31, 1996. Recently announced accounting pronouncements do not permit these severance and relocation costs to be recorded in the December, 1994 period.

The total reduction in the number of employees is approximately 790 including 85 vacancies that will not be filled and represents 41% of the Company's pharmaceutical sales force and 27% of its total domestic workforce. In connection with the restructuring, the Company has virtually eliminated its Wallace Laboratories Division internal research and development capability.

The Company is continuing to review its operations and may take other steps to reduce costs and increase efficiencies in the future which may result in additional one-time charges.
                                (Continued)

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

Due to substantial introductory spending levels and continued research and development, the Company incurred losses with respect to Felbatol since introduction and for the three months and nine months ended December 31, 1994.

As a result of the Felbatol matters discussed above, the Company incurred in the quarter ended September 30, 1994 a one-time pre-tax charge of $36,640,000 primarily related to inventory write-offs ($15,500,000), purchase and other commitments ($9,400,000) and anticipated product returns including trade announcements ($4,900,000). At the present time Felbatol continues to be available on the market. If, as a result of the matters discussed above, the product at some future date is no longer available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $30,000,000 to $35,000,000 on a pre-tax basis. See the discussion above of the Company's income tax rate.
                                (Continued)

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

As a result of the agreement noted above, the Company incurred in the quarter ended June 30, 1994 a one-time charge to pre-tax earnings of $17,500,000 primarily related to a provision for any product returns ($9,400,000) and for inventory write-offs ($3,600,000).

Sales and pre-tax operating profits of the Organidin (iodinated glycerol) line included in the nine months ended December 31, 1994 were $20,800,000 and $11,400,000, respectively, compared to sales and pre-tax operating profits included in the nine months ended December 31, 1993 of $53,300,000 and $22,100,000, respectively.

Sales and pre-tax operating profits of the Organidin (iodinated glycerol) line of products were $59,900,000 and $22,200,000 for the fiscal year ended March 31, 1992, $43,400,000 and $7,600,000 for the fiscal year ended March 31, 1993 and $74,400,000 and $31,600,000 for the fiscal year ended March 31, 1994. Organidin operating profits were computed on a basis consistent with that used to report operating profits for the Health Care business segment in the Company's Annual Report.



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

During the quarter ended March 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" effective April 1, 1993. Accordingly, results of operations in the three months ended June 30, 1993 and the nine months ended December 31, 1993 have been restated to reflect a one-time pre-tax charge to earnings of $4,700,000 or $2,820,000 after taxes ($.06 per share).


Liquidity and Capital Resources

Funds provided from operations are used for capital expenditures, acquisitions, the purchase of treasury stock, the payment of dividends and working capital requirements. The cash dividend payable on March 4, 1995 to shareholders of record on February 10, 1995 will be at the rate of $.04 per share. Quarterly dividends paid for each of the first three quarters of the current fiscal year were at the rate of $.0833 per share. External borrowings are incurred as needed to satisfy cash requirements relating to seasonal business fluctuations, to finance major facility expansion programs and to finance major acquisitions.

                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)



Liquidity and Capital Resources (Continued)

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

The total cash requirements for the one-time charges recorded through the nine months ended December 31, 1994 are estimated to be $82,500,000, of which approximately $39,000,000 is expected to be incurred in the fiscal year ending March 31, 1995 and $25,500,000 in the fiscal year ended March 31, 1996. The anticipated cash benefit from income taxes related to these one-time charges is estimated to be $48,600,000 which will be received over a period of years. The net cash outlay for the one-time charges after consideration of the tax benefits is approximately $33,900,000.

                         PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

     Please refer to Note 7 "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended December 31, 1994

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Carter-Wallace, Inc.
                                                      (Registrant)




Date:  February 9, 1995                           s/Daniel J. Black
                                                  Daniel J. Black
                                                  President & Chief
                                                   Operating Officer




Date:  February 9, 1995                           s/Paul A. Veteri
                                                  Paul A. Veteri
                                                  Vice President, Finance
                                                   & Chief Financial
                                                   Officer