Form 10-K405
period 1995-03-31
CARTER WALLACE INC /DE/
filed 1995-06-21
CIK 18000

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549
                                     FORM 10-K


(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1995

Commission File Number 1-5910

                               CARTER-WALLACE, INC.
              (Exact name of registrant as specified in its charter)

            Delaware                                       13-4986583
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)
1345 Avenue of the Americas, New York, NY                     10105
(Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code:  212-339-5000

            Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
         Title of each class                       on which registered
         -------------------                      -----------------------
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

                             Yes    X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. (X)

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 1, 1995 was 33,600,414 and 12,512,858, respectively.

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 1, 1995 was approximately $257,205,000.

                        DOCUMENTS INCORPORATED BY REFERENCE
      Annual Report to Stockholders for the fiscal
       year ended March 31, 1995                            Parts I & II
      Proxy Statement for the Annual Meeting of
       Stockholders, to be held July 18, 1995               Parts III & IV


                                     Part I

ITEM 1.   BUSINESS

Carter-Wallace, Inc. (the "Company") is engaged in the manufacture and sale of a diversified line of products in the Consumer Products and Health Care segments. Additional information is presented on page 13 "Description of Business Segments" of the 1995 Annual Report to Stockholders and is herein expressly incorporated by reference.


BUSINESS SEGMENTS AND GEOGRAPHIC DATA

Financial information about the Company's business segments and geographic areas for the three years ended March 31, 1995 is presented on pages 8 and 9 under the caption "Net Sales and Earnings" and also on pages 26 and 27, note 14, "Business Segments" of the Notes to Consolidated Financial Statements, both included in the 1995 Annual Report to Stockholders and are herein expressly incorporated by reference.


FOREIGN OPERATIONS

Foreign operations are generally subject to certain political and economic risks that are not present in domestic operations. Such risks may include expropriation of assets, restrictions on earnings remittances and fluctuating exchange rates. Changes in foreign exchange rates had the effect of decreasing sales by $1,300,000 in the fiscal year ended March 31, 1995 in comparison to the prior year. Additional information is presented on page 20, note 4, "Foreign Operations" of the Notes to Consolidated Financial Statements of the 1995 Annual Report to Stockholders and is herein expressly incorporated by reference.


COMPETITION

Both business segments in which the Company operates are extremely competitive and include larger corporations with greater resources for research, product development and promotion. The Company competes on the basis of price, advertising, promotion, quality of product and other methods relevant to the business. In 1995, the Company's "Arrid" line of anti-perspirants and deodorants is believed to account for an estimated 8.3% share of the domestic anti-perspirant and deodorant market. The "Trojan" condom line is estimated to account for over 60% of total domestic retail condom sales. The Company's worldwide condom sales were approximately $91,900,000, $88,300,000 and $88,600,000 in the fiscal years ended March 31, 1995, 1994 and 1993, respectively. In June, 1994 the Company and the Food and Drug Administration (FDA) reached an agreement to discontinue the manufacture and shipment of its "Organidin" (iodinated glycerol) line of products. The Company has introduced a reformulated line of "Organidin" products, marketed as "Organidin NR". Sales of the "Organidin" product line including both iodinated glycerol and NR, were approximately $32,800,000, $74,400,000 and $43,400,000 in the fiscal years ended March 31, 1995, 1994 and 1993, respectively. Additional information is presented on pages 8 and 9 under the caption "Net Sales and Earnings" in the 1995 Annual Report to Stockholders and is herein expressly incorporated by reference.

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


In April, 1992, Carter-Wallace entered into a licensing agreement with Schering-Plough Corporation. Additional information is presented on pages 8 and 11 under the captions "Net Sales and Earnings" and "Felbatol (felbamate)" both included in the 1995 Annual Report to Stockholders and are herein expressly incorporated by reference.


RESTRUCTURING OF OPERATIONS AND FACILITIES

Information regarding the Company's restructuring of operations and facilities is presented on page 10 under the caption "Restructuring of Operations and Facilities" and on pages 25 and 26 in note 13, "Restructuring of Operations and Facilities" of the Notes to Consolidated Financial Statements, both included in the 1995 Annual Report to Stockholders and are herein expressly incorporated by reference.


FELBATOL (FELBAMATE)

Information regarding the effect of "Felbatol" matters on the Company's business is presented on pages 10 and 11 under the caption "Felbatol (felbamate)" and on page 29 in note 17, "Felbatol (felbamate)" of the Notes to Consolidated Financial Statements, both included in the 1995 Annual Report to Stockholders and are herein expressly incorporated by reference.


ENVIRONMENTAL MATTERS

Information regarding environmental matters is presented on pages 11 and 12 under the caption "Environmental Matter" and on page 30 in note 19, "Litigation including Environmental Matters" of the Notes to Consolidated Financial Statements, both included in the 1995 Annual Report to Stockholders and are herein expressly incorporated by reference.

RESEARCH AND DEVELOPMENT

Expenditures for research and development totaled $41,315,000 in 1995, $52,278,000 in 1994 and $49,903,000 in 1993. Research and development expenses decreased 21% in 1995 and increased 5% in 1994. The decline in 1995 was due to the significant reduction of felbamate clinical studies and the termination of "Organidin" (iodinated glycerol) clinical studies. The increase in 1994 was primarily related to "Felbatol" for the treatment of seizures associated with epilepsy and "Astelin" (azelastine) for rhinitis and asthma.

The three "Astelin" (azelastine) New Drug Applications ("NDA") are pending at the FDA. Answers to all outstanding questions for the "Astelin" Nasal Spray non-approvable letter will be submitted to the FDA in June, 1995 and remaining chemistry work is expected to be completed by September, 1995. The FDA has suggested that a fall, 1995 Advisory Committee meeting for the "Astelin" Nasal Spray NDA might be possible pending satisfactory review of our June responses. Additional formulation work will be required to satisfactorily complete work on the "Astelin" tablet for rhinitis NDA which will remain pending during fiscal year 1996. The "Astelin" tablet for asthma NDA will be withdrawn following the recently completed analysis of two steroid sparing trials which did not support the product's efficacy in treating asthma.

A large scale, multi-center clinical efficacy trial was initiated for taurolidine, an antitoxin for the treatment of sepsis, in October, 1994.

D-23129, a new chemical entity with anticonvulsant activity in preclinical testing, was accepted by Carter-Wallace as a development compound from ASTA Medica AG during fiscal year 1994. ASTA Medica will begin Phase I clinical trials in Germany during 1995. Discussions are underway with ASTA regarding what role, if any, Carter-Wallace will play in the future development of this product in the United States.

Approximately 160 employees are employed in research and development activities.

Additional information regarding the Company's research and development capability is presented on page 10 under the caption "Restructuring of Operations and Facilities" included in the 1995 Annual Report to Stockholders and is herein expressly incorporated by reference.


EMPLOYEES

The Company has been in existence since 1880 and together with its subsidiaries employed approximately 3,670 people worldwide at March 31, 1995.


REGULATORY MATTERS

Information regarding the effect of Regulatory Matters on the Company's business is presented on page 11 under the caption "Regulatory Matters" and on pages 29 and 30 in note 18, "Regulatory Matters" of the Notes to Consolidated Financial Statements, both included in the 1995 Annual Report to Stockholders and are herein expressly incorporated by reference.

ACQUISITIONS

Information regarding acquisitions is presented on page 25 in note 11, "Acquisitions" of the Notes to Consolidated Financial Statements, included in the 1995 Annual Report to Stockholders and is herein expressly incorporated by reference.

ITEM 2.   PROPERTIES

The executive offices of the Company and a divisional headquarters are located at 1345 Avenue of the Americas, New York, New York, in space leased until May, 2011. The Company is in the process of relocating the divisional headquarters to its Cranbury, New Jersey facility. The following are principal facilities of the Company:
                                                                AREA
LOCATION                   PRODUCTS MANUFACTURED             (SQ. FEET)
- --------                   ---------------------             ----------
OWNED IN FEE:
- -------------
MANUFACTURING FACILITIES
 AND OFFICES:

Colonial Heights,
 Virginia   (1)            Condoms                              68,000
Cranbury, New Jersey       Pharmaceuticals, toiletries
                            and pet products                   734,000
Decatur, Illinois          Pharmaceuticals                     108,000
Trenton, New Jersey        Condoms, pediculicide, lubricating
                            jelly and pet products             169,500
Winsted, Connecticut       Pet products                         45,000
Montreal, Canada           Pharmaceuticals                     162,000
Toronto, Canada            Toiletries                           52,000
Folkestone, England        Toiletries                           75,000
Milan, Italy               Pharmaceuticals and diagnostics      52,000
Pisa, Italy                Toiletries, adhesive tapes
                            and bandages                        49,000
Mexico City, Mexico        Pharmaceuticals and diagnostics      63,000

(1) Purchased in April, 1995

LEASED:
- -------
MANUFACTURING FACILITIES
  AND OFFICES:

Santa Ana, California      Toiletries                           10,400
Mexico City, Mexico        Toiletries                           56,000
Barcelona, Spain           Toiletries                           58,600
Milan, Italy               Diagnostics                          21,000

WAREHOUSE AND OFFICES:

Dayton, New Jersey                                             200,000
Momence, Illinois                                               43,000
Plainsboro, New Jersey *                                        45,000
Sydney, Australia                                               19,000
Folkestone, England                                             40,000
Clichy, France *                                                11,800
Revel, France                                                   36,000

*  OFFICES ONLY

The Company has agreements with several agents throughout the world for the manufacture of certain products to its specifications. The Company has several other short-term leases for manufacturing plants, warehousing space and sales offices. The Company has announced the planned closure of its East Windsor and Trenton, New Jersey facilities. The East Windsor facility (156,000 sq. ft.) is scheduled to be closed by October, 1995. The closure of the Trenton facility is scheduled over a projected period of eighteen to twenty-four months. With minor exceptions, all other facilities are operating at normal capacity. Maintenance and Repairs were $6,950,000 in 1995, $7,950,000 in 1994 and $7,550,000 in 1993.


ITEM 3.   LEGAL PROCEEDINGS

Information regarding Legal Proceedings involving the Company is presented on page 6 under the caption "Litigation" and on pages 30 through 32 in note 19, "Litigation including Environmental Matters" of the Notes to
Consolidated Financial Statements, both included in the 1995 Annual Report to Stockholders and are herein expressly incorporated by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant are as follows:

                                                               HELD PRESENT
NAME                    AGE    OFFICE                          OFFICE SINCE
- -------                 ---    ------                          ------------
Henry H. Hoyt, Jr.       67    Chairman of the Board and
                                Chief Executive Officer             1974

Daniel J. Black          63    President and Chief Operating
                                Officer                             1979

John Bridgen, Ph.D.      48    Vice President, Diagnostics, U.S.    1984

Robert A. Cuthbert       68    Vice President, Pet Products, U.S.   1983

Donald R. Daoust,Ph.D.   59    Vice President, Quality Control      1978

Miguel Fernandez         64    Vice President, International        1980

Peter J. Griffin         52    Vice President and Controller        1983

John R. Hughes           57    Vice President, Consumer
                                Products, U.S.                      1991

Michael J. Kopec         55    Vice President, Manufacturing        1978

Ralph Levine             58    Vice President, Secretary and
                                General Counsel                     1976

Thomas B. Moorhead       61    Vice President, Human Resources      1987

George H. Ohye           59    Vice President, Compliance and
                                Regulatory                          1994

Herbert Sosman           62    Vice President, Pharmaceuticals,
                                U.S.                                1984

Donald J. Stack          57    Vice President, Taxes                1989

C. Richard Stafford      59    Vice President, Corporate
                                Development                         1977

Paul A. Veteri           53    Vice President, Finance and
                                Chief Financial Officer             1983

James L. Wagar           60    Vice President and Treasurer         1981

Each officer holds office until the first meeting of the Board of Directors following each Annual Meeting of the Stockholders and until his successor has been duly elected and qualified (except that the Board of Directors may at any meeting elect additional officers), unless his term is earlier terminated through death, resignation, removal or otherwise. The next Annual Meeting of the Stockholders is scheduled to be held July 18, 1995.

Mr. John R. Hughes was appointed Vice President, Consumer Products, U.S., in June, 1991 and President, Carter Products Division in April, 1991. He was employed by Vermont Castings, Inc. since prior to June, 1990.

Mr. George H. Ohye was appointed Vice President, Compliance and Regulatory in April, 1994. Mr. Ohye was previously Senior Vice President, Regulatory Affairs with Johnson & Johnson's R.W. Johnson Pharmaceutical Research Institute since prior to 1990. He held the concomitant position of Member, Board of Directors of the Ortho-McNeil Pharmaceutical Division of Johnson & Johnson.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
           HOLDER MATTERS

Information required by this item is presented on pages 1 and 7 of the 1995 Annual Report to Stockholders and is herein expressly incorporated by reference.


ITEM 6.   SELECTED FINANCIAL DATA

Information required by this item is incorporated herein by reference to page 7 of the 1995 Annual Report to Stockholders.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION

Information required by this item is incorporated herein by reference to pages 8 through 12 of the 1995 Annual Report to Stockholders.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated herein by reference to pages 14 through 35 of the 1995 Annual Report to Stockholders.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 18, 1995, to be filed with the Securities and Exchange Commission under the captions "Election of Directors" and "Board of Directors and Committees" and "Principal Stockholders".

Information with respect to Executive Officers of the Registrant is set forth under the heading "Executive Officers of the Registrant" in Part I on pages 6 and 7 of this Form.


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 18, 1995, to be filed with the Securities and Exchange Commission under the caption "Executive Compensation and Other Information".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 18, 1995, to be filed with the Securities and Exchange Commission under the captions "Voting Rights", "Principal Stockholders" and "Election of Directors".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 18, 1995, to be filed with the Securities and Exchange Commission under the captions "Principal Stockholders" and "Election of Directors".


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)(1),(A)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The financial statements and financial statement schedule filed as part of this report are listed or incorporated by reference in the "Index of Financial Statements and Financial Statement Schedule" on page 13 of this Form.

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

         10.4 Profit Sharing Plan (incorporated herein by reference to the description of such plan set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 18, 1995, to be filed with the Securities and Exchange Commission under the caption "Executive Compensation and Other Information").

         10.5 Executives' Additional Compensation Plan (incorporated herein by reference to the description of such plan set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held July 18, 1995, to be filed with the Securities and Exchange Commission under the caption "Executive Compensation and Other Information").

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

        10.14  Executive Pension Benefits Plan, as amended.

        10.15  Executive Savings Plan
               (incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

        13     Annual Report to Stockholders for the fiscal year ended
               March 31, 1995.

        21     Subsidiaries.

        27     Financial Data Schedule (EDGAR filing only)


(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CARTER-WALLACE, INC.
                                                     (Registrant)



DATED:  June 21, 1995                           BY: s/Daniel J. Black
                                                    Daniel J. Black
                                                    President and Chief
                                                     Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the respective dates indicated:

SIGNATURE                     TITLE                         DATE
- ---------                     -----                         ----

s/Henry H. Hoyt, Jr.          Chairman of the Board and     June 21, 1995
- --------------------          Chief Executive Officer,
Henry H. Hoyt, Jr.            Director (Principal Execu-
                              tive Officer)



s/Daniel J. Black             President and Chief Opera-    June 21, 1995
- -------------------           ting Officer, Director
Daniel J. Black



s/David M. Baldwin            Director                      June 21, 1995
- --------------------
David M. Baldwin



s/Dr. Richard L. Cruess       Director                      June 21, 1995
- --------------------
Dr. Richard L. Cruess



s/Scott C. Hoyt               Director                      June 21, 1995
- --------------------
Scott C. Hoyt



s/Ralph Levine                Vice President, Secretary     June 21, 1995
- --------------------          and General Counsel,
Ralph Levine                  Director

SIGNATURE                     TITLE                         DATE
- ---------                     -----                         ----

s/Herbert M. Rinaldi          Director                      June 21, 1995
- --------------------
Herbert M. Rinaldi



s/Paul A. Veteri              Vice President, Finance,      June 21, 1995
- --------------------          Director (Principal
Paul A. Veteri                Financial Officer)




s/Peter J. Griffin            Vice President and            June 21, 1995
- --------------------          Controller (Principal
Peter J. Griffin              Accounting Officer)

                     CARTER-WALLACE, INC. AND SUBSIDIARIES

         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE





The consolidated financial statements and the related report of KPMG Peat Marwick LLP dated May 3, 1995 appearing on pages 14 through 35 of the 1995 Annual Report to Stockholders are incorporated herein by reference in this Form 10-K Annual Report.


The following are set forth in this Annual Report on Form 10-K:


                                                                  PAGE
                                                                  ----
INDEPENDENT AUDITORS' REPORT ON SUPPORTING FINANCIAL
 STATEMENT SCHEDULE                                                14

SCHEDULE II  - Valuation and qualifying accounts for each
                of the three years ended March 31, 1995            16



All other financial statement schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Carter-Wallace, Inc.:

Under date of May 3, 1995, we reported on the consolidated balance sheets of Carter-Wallace, Inc. and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the three-year period ended March 31, 1995, as contained in the 1995 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

As a result of the Felbatol matters discussed in Note 17 to the consolidated financial statements, the Company incurred in the year ended March 31, 1995 a one-time charge to pre-tax earnings of $37,780,000. As further discussed, depending on future sales levels, additional inventory write-offs may be required. At the present time Felbatol continues to be available on the market. If for any reason the product at some future date is no longer available in the market, the Company will incur an additional one-time charge that would have a material adverse effect of the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $30,000,000 to $35,000,000 on a pre-tax basis.


                                  (CONTINUED)

                          INDEPENDENT AUDITORS' REPORT

                                  (CONTINUED)



As discussed in Note 19 to the consolidated financial statements, the Company is a defendant in several lawsuits including two product liability class action suits, two federal securities class action suits, one state court action suit and seven individual product liability suits related to Felbatol, three class action suits involving alleged price fixing within the pharmaceutical industry and a patents infringement suit involving the Company's diagnostic products. In addition, an alleged shareholder of the Company instituted an action which purports to be brought derivatively on behalf and for the benefit of the Company against the directors of the Company for breach of fiduciary duty, gross mismanagement and waste of corporate assets in connection with the development and marketing of Felbatol. The Company believes, based on opinion of counsel, it has good defenses to each of the above-described legal actions and should prevail. In addition, product liability claims related to Felbatol use have been threatened against the Company. At this point, the Company cannot evaluate the merits of such claims and does not know whether or to what extent legal actions will arise from such claims, and therefore, is unable to predict the financial impact they may have. The ultimate outcome of all of these matters cannot presently be determined. Accordingly, no provision for any liability has been recognized in the accompanying financial statements.




                                                    KPMG PEAT MARWICK LLP




New York, New York
June 21, 1995

                                                                    SCHEDULE II
                       CARTER-WALLACE, INC. AND SUBSIDIARIES

                         Valuation and Qualifying Accounts
                         Three Years Ended March 31, 1995
                             (in thousands of dollars)


                       Balance at  Charged to  Charged                Balance
                       beginning   costs and   to other               at end
Description            of period    expenses   accounts  Deductions  of period
- -----------            ----------  ----------  --------  ----------  ---------
YEAR ENDED MARCH 31, 1995:

  Deducted from assets
   to which they apply:

    Allowance for
     doubtful accounts   $4,284    $ 2,043 (c)  $  -     $1,500 (a)(c)  $ 4,827
    Allowance for cash
     discounts            1,671      8,127         -      8,281 (b)       1,517
                         ------    -------      ------   ------         -------
                         $5,955    $10,170      $  -     $9,781         $ 6,344
                         ------    -------      ------   ------         -------

  Reserve for Property
   Plant and Equipment   $   -     $18,028      $   -    $3,720         $14,308
                         ------    -------      ------   ------         -------

YEAR ENDED MARCH 31, 1994:

  Deducted from assets
   to which they apply:

    Allowance for
     doubtful accounts   $3,589    $ 1,121      $  -     $   426 (a)    $ 4,284
    Allowance for cash
     discounts            2,050      8,200         -       8,579 (b)      1,671
                         ------    -------      ------    ------        -------
                         $5,639    $ 9,321      $  -     $ 9,005        $ 5,955
                         ------    -------      ------    ------        -------

YEAR ENDED MARCH 31, 1993:

  Deducted from assets
   to which they apply:

    Allowance for
     doubtful accounts   $4,860    $ 1,606 (d)  $  -     $ 2,877 (a)(d) $ 3,589
    Allowance for cash
     discounts            1,995      7,719         -       7,664 (b)      2,050
                         ------    -------      ------    ------        -------
                         $6,855    $ 9,325      $  -     $10,541        $ 5,639
                         ------    -------      ------    ------        -------

NOTES:

(a)  Accounts written off and recovered.
(b)  Net discounts allowed to customers.
(c) Includes $529 related to trade receivables from a drug wholesaler who filed for bankruptcy.
(d) Includes $1,200 related to trade receivables from Phar-Mor, Inc., a drugstore chain which has filed for bankruptcy.