Form 10-Q
period 1995-06-30
CARTER WALLACE INC /DE/
filed 1995-07-31
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20541

                                 FORM 10-Q





(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended   June 30, 1995

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


                          Yes   X       No


The number of shares of the registrant's Common Stock and Class B common stock outstanding at June 30, 1995 were 33,605,200 and 12,508,100, respectively.

                   CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                               JUNE 30, 1995




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for
 the three months ended June 30, 1995 and 1994                           1

Condensed Consolidated Balance Sheets at
 June 30, 1995 and March 31, 1995                                        2

Condensed Consolidated Statements of Cash Flows
 for the three months ended June 30, 1995 and 1994                       3

Notes to Condensed Consolidated Financial Statements                     4

Report by KPMG Peat Marwick LLP on their Limited Review                  7

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  8


                        PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                              13

Item 6 - Exhibits and Reports on Form 8-K                               13

Signatures                                                              14

                   CARTER-WALLACE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                                                Three Months Ended
                                                     June 30,
                                                1995          1994
Revenues:

  Net sales                                 $177,037,000  $183,304,000
  Other revenues                               2,342,000     1,368,000

                                             179,379,000   184,672,000

Cost and expenses:

  Cost of goods sold                          62,392,000    62,283,000
  Advertising, marketing
   & other selling expenses                   64,617,000    69,210,000
  Research & development expenses              6,821,000    13,198,000
  General, administrative
   & other expenses                           23,180,000    21,452,000
  Provision for condom plant closing          20,100,000         -
  Provision for loss on
   discontinuance of the
   Organidin (iodinated glycerol)
   product line                                   -         17,500,000
  Interest expense                               809,000       390,000

                                             177,919,000   184,033,000

Earnings before taxes on income                1,460,000       639,000

Provision for taxes on income                    599,000       198,000

Net earnings                                $    861,000  $    441,000

Net earnings per average share
 of common stock outstanding                   $   .02       $   .01

Cash dividends per share                       $   .04       $ .0833

Average shares of common
 stock outstanding                            46,146,000    46,067,000

                   CARTER-WALLACE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,      March 31,
                                                     1995          1995
Assets                                           (Unaudited)
Current Assets:
  Cash and cash equivalents                     $ 39,313,000   $ 40,098,000
  Short-term investments                          15,259,000     18,188,000
  Accounts and other receivables
    less allowances of $6,584,000
    at June 30, 1995 and
    $6,344,000 at March 31, 1995                 130,625,000    123,805,000

  Inventories:
    Finished goods                                53,106,000     55,499,000
    Work in process                               14,869,000     12,359,000
    Raw materials and supplies                    24,454,000     21,359,000
                                                  92,429,000     89,217,000
  Deferred taxes, prepaid expenses
   and other current assets                       34,235,000     32,009,000

Total Current Assets                             311,861,000    303,317,000

Property, plant and equipment, at cost           243,385,000    252,226,000
Less:  accumulated depreciation and
        amortization                             111,940,000    114,618,000
                                                 131,445,000    137,608,000
Intangible assets                                128,788,000    129,852,000
Deferred taxes and other assets                  118,491,000    109,447,000

Total Assets                                    $690,585,000   $680,224,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                              $ 33,042,000   $ 31,318,000
  Accrued expenses                               160,706,000    165,987,000
  Notes payable                                   13,675,000      5,416,000
Total Current Liabilities                        207,423,000    202,721,000

Long-Term Liabilities:
  Long-term debt                                  23,326,000     23,115,000
  Deferred compensation                           12,333,000     10,216,000
  Accrued postretirement benefit obligation       69,051,000     68,969,000
  Other long-term liabilities                     50,222,000     48,064,000
Total Long-Term Liabilities                      154,932,000    150,364,000

Stockholders' Equity:
  Common stock                                    34,543,000     34,528,000
  Class B common stock                            12,662,000     12,677,000
  Capital in excess of par value                   2,400,000      2,184,000
  Retained earnings                              309,421,000    310,407,000
  Less:  Foreign currency translation
          adjustment                              16,728,000     18,949,000
         Treasury stock, at cost                  14,068,000     13,708,000
Total Stockholders' Equity                       328,230,000    327,139,000

Total Liabilities and Stockholders' Equity      $690,585,000   $680,224,000

                   CARTER-WALLACE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                (Unaudited)



                                                   1995           1994

Cash flows from operations:

  Net earnings                                 $    861,000   $    441,000

  Provision for condom plant closing             20,100,000          -
  Provision for loss on discontinuance
   of the Organidin (iodinated glycerol)
   product line                                       -         17,500,000
  Changes in assets and liabilities             (24,552,000)   (12,808,000)
  Other changes                                   6,354,000      7,056,000

                                                  2,763,000     12,189,000


Cash flows used in investing activities:

  Additions to property, plant and
   equipment                                    (10,661,000)    (5,135,000)
  Decrease in short-term investments              3,285,000      8,252,000
  Other investing activities                        183,000       (250,000)

                                                 (7,193,000)     2,867,000

Cash flows used in financing activities:

  Dividends paid                                 (1,847,000)    (3,850,000)
  Increase in borrowings                          8,253,000          -
  Payments of debt                                  (27,000)      (147,000)
  Purchase of treasury stock                     (2,815,000)      (189,000)

                                                  3,564,000     (4,186,000)

Effect of exchange rate changes on
 cash and cash equivalents                           81,000        196,000

(Decrease) increase in cash and cash
  equivalents                                  $   (785,000)  $ 11,066,000

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1995 AND 1994



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


Note 3:  Closure of the Trenton Condom Manufacturing Facility

As previously announced, the Company decided in mid-May, 1995 to close its condom manufacturing plant in Trenton, New Jersey over a projected period of eighteen to twenty-four months. The condom production currently performed at Trenton will be transferred to the Company's recently acquired facility in Colonial Heights, VA. The decision to close the Trenton plant resulted in a one-time charge to pre-tax earnings in the quarter ended June 30, 1995 of $20,100,000 ($11,860,000 after taxes or $.26 per share), consisting of plant closing costs including equipment write-offs ($14,800,000) and employee termination costs ($5,300,000). Additional pre-tax charges of approximately $2,000,000 related to the Trenton closing are expected to be incurred in fiscal year 1997.


Note 4:  Discontinuance of the Organidin (Iodinated Glycerol) Product Line

As previously announced, in June, 1994 the Company and the Food and Drug Administration reached an agreement to discontinue the manufacture and shipment of its Organidin (iodinated glycerol) line of products. As a result of this agreement, the Company incurred in the quarter ended June 30, 1994 a one-time charge to pre-tax earnings of $17,500,000 ($11,600,000 after taxes or $.25 per share) primarily related to a provision for any product returns ($8,500,000) and for inventory write-offs ($3,600,000).




                                (Continued)

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1995 AND 1994

                                (Continued)



Note 5:  Litigation

Information regarding Legal Proceedings involving the Company is presented in Note 19 "Litigation Including Environmental Matters" of the Notes to the Consolidated Financial Statements on pages 30 to 32 of the Company's 1995 Annual Report to Stockholders incorporated by reference in the Company's Form 10-K for the year ended March 31, 1995 and is herein expressly incorporated by reference.

Two additional individual product liability actions related to Felbatol have been filed against the Company. In one action, the complaint seeks compensatory and punitive damages aggregating $30,000,000. In the other action, the damages sought are unspecified.

The Company continues to believe, based upon opinion of counsel, it has good defenses to all of the above actions and should prevail.


Note 6:  Recent Accounting Pronouncement

Effective April 1, 1995 the Company adopted Statement of Position 93-7, "Reporting on Advertising Costs" issued by the American Institute of Certified Public Accountants. Adoption of this statement had no material impact on the Company's financial statements.


Note 7:  Restructuring of Operations and Facilities

In connection with the restructuring program implemented in the previous fiscal year, the Company incurred one-time pre-tax charges in the year ended March 31, 1995 of $74,060,000 consisting primarily of employee termination costs ($28,000,000), plant closing costs including equipment write-offs ($23,000,000) and costs associated with the planned subleasing of office space on which the Company holds a long-term lease ($19,400,000).

The total anticipated reduction in the number of employees will be approximately 910 including 95 vacancies that will not be filled. Through June 30, 1995, 541 employees have been terminated with employee termination costs of $12,000,000 charged against the restructuring liability. In addition, approximately 40 positions have been eliminated as a result of voluntary resignations.

Net plant closing costs of $6,300,000 have been charged against the restructuring liability. Approximately $55,400,000 of the $74,060,000 of restructuring charges remain to be utilized in future periods.

                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1995 AND 1994

                                (Continued)



Note 7:  Restructuring of Operations and Facilities (Continued)

As previously announced, a $1,800,000 pre-tax charge related to the relocation of one of the Company's divisions to its Cranbury, New Jersey facility is expected to be incurred in the quarter ending September 30, 1995.

The Company is continuing to review its operations and may take other steps to reduce costs and increase efficiencies in the future which may result in additional one-time charges.


Note 8:  Felbatol

As previously reported, in the year ended March 31, 1995 the Company incurred a one-time charge to pre-tax earnings of $37,780,000 related to use restrictions for Felbatol. Depending of future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date is no longer available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $30,000,000 to $35,000,000 on a pre-tax basis.

<AUDIT-REPORT>
                       INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of earnings for the three-month periods ended June 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the three-month periods ended June 30, 1995 and 1994 in accordance with standards established by the American Institute of Certified Public Accountants. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles. The contingencies discussed in the explanatory paragraphs of our unqualified opinion, included in our report dated May 3, 1995, on the March 31, 1995 consolidated financial statements still exist.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of March 31, 1995, and the related consolidated statements of earnings and retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated May 3, 1995, we expressed an unqualified opinion on those consolidated financial statements. This opinion included explanatory paragraphs related to the Felbatol and litigation matters discussed in footnote 17 and 19, respectively, to those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                KPMG Peat Marwick LLP


July 28, 1995
New York, New York
</AUDIT-REPORT>

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three months ended June 30, 1995 compared to three months ended June 30, 1994

Consolidated earnings after taxes in the three months ended June 30, 1995 ("fiscal 1996 period") before the one-time charge for the condom manufacturing integration were approximately $12,720,000 or $.28 per share. This compares to net earnings after taxes in the three months ended June 30, 1994 ("fiscal 1995 period") before the one-time charge for the discontinuation of Organidin Iodinated Glycerol (I.G.) of $12,040,000 or $.26 per share. Earnings in the prior year period were significantly favorably impacted by sales of Organidin I.G. The one-time charge for the provision for condom plant write-off in the fiscal 1996 period resulted in a pre-tax charge of $20,100,000 ($11,860,000 after taxes or $.26 per share). The one-time charge for the discontinuance of Organidin I.G. resulted in a pre-tax charge of $17,500,000 ($11,600,000 or $.25 per share) in the fiscal 1995 period.

Net sales decreased $6,267,000 (3.4%) in the fiscal 1996 period as compared to net sales in the fiscal 1995 period. The lower sales level was attributable to reduced unit volume in the Health Care segment as a result of the absence of sales of Organidin I.G., offset in part by sales of Organidin NR, a reformulated version of Organidin, and reduced sales of Felbatol. As previously announced, sales of Organidin I.G. were discontinued in June, 1994 and Felbatol sales were adversely affected by use restrictions beginning in August, 1994. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic erosion. Sales were higher in the consumer products segment predominately due to unit volume gains from the international businesses in France and Australia acquired in the second quarter of fiscal 1995.

Selling price increases in both business segments had a positive effect on sales in comparison with the prior year period. In the Health Care segment, the average price increase on pharmaceutical products in the current year period effective May, 1995 was higher than in the prior year period, resulting in higher unit sales of certain products which the Company believes occurred in anticipation of the price increase. Such increased sales may have caused wholesaler and drug chain inventories to be overstocked, which may result in lower sales in this segment in subsequent periods. Fluctuations in foreign exchange rates in comparison with the prior year had an insignificant effect on sales overall, since favorable foreign exchange rates for European operations were offset by a lower exchange rate in Mexico.

Other revenues increased $974,000 or 71% due principally to higher interest income.

Cost of goods sold as a percentage of net sales increased from 34.0% in the fiscal 1995 period to 35.2% in the 1996 period primarily due to changes in product mix.
                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)



Advertising, marketing and other selling expenses decreased by $4,593,000 or 6.6% primarily due to reduced spending levels in the Health Care segment for Felbatol and Organidin I.G. The Company substantially reduced its pharmaceutical sales force and marketing support staff in October, 1994. Spending in the consumer product segment increased over the prior year primarily related to the Sante Beaute line of products in France acquired in the second quarter of fiscal 1995.

Research and development expenses decreased by $6,377,000 or 48.3%, primarily due to lower spending in the Health Care segment. This decline was due to the termination of Organidin and Felbatol clinical activities coupled with a reduction in Astelin clinical activities. In October, 1994 the Company virtually eliminated its Wallace Laboratories Division internal research and development capability. However, the Company has continued its research and development of Astelin (azelastine) for rhinitis, and taurolidine, an antitoxin for the treatment of sepsis, and to the extent such work exceeds the Company's remaining internal research and development resources, such work is being done through independent research facilities.

General, administrative and other expenses increased $1,728,000 or 8.1% primarily due to the timing of compensation expense, higher legal expense and increased amortization related to the recent international acquisitions.

Interest expense increased in fiscal 1996 over the prior year as a result of financing costs related to international acquisitions.

The estimated annual effective tax rate applied in the fiscal 1996 period was 41%, compared to the fiscal 1995 annual net tax benefit of 35.3%. The tax rate applied in the quarter ended June 30, 1994 was 31%. The tax rates in the fiscal 1996 period and future years are and will be adversely affected by the absence of tax savings resulting from the cessation of Puerto Rico operations and the absence of research and development tax credits.



                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)




Restructuring of Operations and Facilities

In connection with the restructuring program implemented in the previous fiscal year, the Company incurred one-time pre-tax charges in the year ended March 31, 1995 of $74,060,000 consisting primarily of employee termination costs ($28,000,000), plant closing costs including equipment write-offs ($23,000,000) and costs associated with the planned subleasing of office space on which the Company holds a long-term lease ($19,400,000).

The total anticipated reduction in the number of employees will be approximately 910 including 95 vacancies that will not be filled. Through June 30, 1995, 541 employees have been terminated with employee termination costs of $12,000,000 charged against the restructuring liability. In addition, approximately 40 positions have been eliminated as a result of voluntary resignations.

Net plant closing costs of $6,300,000 have been charged against the restructuring liability. Approximately $55,400,000 of the $74,060,000 of restructuring charges remain to be utilized in future periods.

As previously announced, a $1,800,000 pre-tax charge related to the relocation of one of the Company's divisions to its Cranbury, New Jersey facility is expected to be incurred in the quarter ending September 30, 1995.

The Company is continuing to review its operations and may take other steps to reduce costs and increase efficiencies in the future which may result in additional one-time charges.


Closure of the Trenton Condom Manufacturing Facility

As previously announced, the Company decided in mid-May, 1995 to close its condom manufacturing plant in Trenton, New Jersey over a projected period of eighteen to twenty-four months. The condom production currently performed at Trenton will be transferred to the Company's recently acquired facility in Colonial Heights, VA. The decision to close the Trenton plant resulted in a one-time charge to pre-tax earnings in the quarter ended June 30, 1995 of $20,100,000 ($11,860,000 after taxes or $.26 per share), consisting of plant closing costs including equipment write-offs ($14,800,000) and employee termination costs ($5,300,000). Additional pre-tax charges of approximately $2,000,000 related to the Trenton closing are expected to be incurred in fiscal year 1997.


                                (Continued)

                           CARTER-WALLACE, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)



Discontinuance of the Organidin (Iodinated Glycerol) Product Line

As previously announced, in June, 1994 the Company and the Food and Drug Administration reached an agreement to discontinue the manufacture and shipment of its Organidin (iodinated glycerol) line of products. As a result of this agreement, the Company incurred in the quarter ended June 30, 1994 a one-time charge to pre-tax earnings of $17,500,000 ($11,600,000 after taxes or $.25 per share) primarily related to a provision for any product returns ($8,500,000) and for inventory write-offs ($3,600,000).

Felbatol

As previously reported, in the year ended March 31, 1995 the Company incurred a one-time charge to pre-tax earnings of $37,780,000 related to use restrictions for Felbatol. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date is no longer available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $30,000,000 to $35,000,000 on a pre-tax basis.


Astelin

The three Astelin (azelastine) New Drug Applications ("NDA") are pending at the FDA. Answers to all outstanding questions for the Astelin Nasal Spray non-approvable letter were submitted to the FDA in June, 1995 and remaining chemistry work is expected to be completed by September, 1995. Additional formulation work will be required to satisfactorily complete work on the Astelin tablet for rhinitis NDA which will remain pending during fiscal year 1996. As a result of the meetings with the FDA, the Company is unable at this time to determine when Astelin NDAs will be reviewed by the appropriate FDA advisory panel and when and if the NDAs will be approved.




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

In April, 1995 the Company purchased a condom manufacturing facility in Colonial Heights, VA. Expansion of this facility will require significant capital resources that are expected to be financed through long-term borrowing.

The lower level of cash flows from operations in the fiscal 1996 period compared with the prior year period results primarily from higher levels of accounts receivable due to the timing of sales and collection levels as well as a reduction in accrued expenses.

The cash requirements for the provision for the condom plant write-off recorded in the quarter ended June 30, 1995 are estimated to be $7,100,000 of which approximately $900,000 is expected to be incurred in the fiscal year ending March 31, 1996 and $5,500,000 in the fiscal year ending March 31, 1997. After taking into account estimated tax benefits of $8,200,000 to be received over a period of years, the charge for the provision for the condom plant write-off is expected ultimately to result in positive cash flow of approximately $1,100,000.

                         PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

     Please refer to Note 5 "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended June 30, 1995

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Carter-Wallace, Inc.
                                                      (Registrant)




Date:  July 28, 1995                              s/Daniel J. Black
                                                  Daniel J. Black
                                                  President & Chief
                                                   Operating Officer




Date:  July 28, 1995                              s/Paul A. Veteri
                                                  Paul A. Veteri
                                                  Vice President, Finance
                                                   & Chief Financial
                                                   Officer