Form 10-Q
period 1995-09-30
CARTER WALLACE INC /DE/
filed 1995-10-24
CIK 18000

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20541

                               FORM 10-Q





(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 1995

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


                               Yes   X       No


The number of shares of the registrant's Common Stock and Class B common stock outstanding at September 30, 1995 were 33,624,900 and 12,488,400, respectively.




                 CARTER-WALLACE, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q

                          SEPTEMBER 30, 1995




                    PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for the
 three and six months ended September 30, 1995 and 1994                1

Condensed Consolidated Balance Sheets at
 September 30, 1995 and March 31, 1995                                 2

Condensed Consolidated Statements of Cash Flows
 for the six months ended September 30, 1995 and 1994                  3

Notes to Condensed Consolidated Financial Statements                   4

Report by KPMG Peat Marwick LLP on their Limited Review                7

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                8


                      PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                            15

Item 4 - Submission of Matters to a Vote
          of Security Holders                                         15

Item 6 - Exhibits and Reports on Form 8-K                             15

Signatures                                                            16
















                    PART I - FINANCIAL INFORMATION
                 CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)


                             Three Months Ended         Six Months Ended
                               September 30,              September 30,
                             1995         1994         1995         1994
Revenues:

  Net sales              $154,810,000 $168,111,000 $331,847,000 $351,415,000
  Other revenues            1,948,000    1,460,000    4,290,000    2,828,000

                          156,758,000  169,571,000  336,137,000  354,243,000

Cost and expenses:

  Cost of goods sold       59,712,000   63,710,000  122,104,000  125,993,000
  Advertising, marketing
   & other selling
   expenses                59,966,000   61,697,000  124,583,000  130,907,000
  Research & development
   expenses                 6,536,000   12,527,000   13,357,000   25,725,000
  General, administrative
   & other expenses        20,778,000   22,881,000   43,958,000   44,333,000
  Provision for
   restructuring           16,500,000   49,000,000   16,500,000   49,000,000
  Provision for loss on
   Felbatol                    -        36,640,000       -        36,640,000
  Provision for condom
   plant closing               -            -        20,100,000       -
  Provision for loss on
   discontinuance of the
   Organidin (iodinated
   glycerol) product line      -            -            -        17,500,000
  Interest expense            935,000      478,000    1,744,000      868,000

                          164,427,000  246,933,000  342,346,000  430,966,000

Earnings (loss) before
 taxes on income           (7,669,000) (77,362,000)  (6,209,000) (76,723,000)

Provision (benefit) for
 taxes on income           (3,145,000) (30,120,000)  (2,546,000) (29,922,000)

Net (loss)               $ (4,524,000)$(47,242,000)$ (3,663,000)$(46,801,000)

Net earnings (loss) per
 average share of common
 stock outstanding          $(.10)       $(1.03)      $(.08)       $(1.02)

Cash dividends per share    $ .04        $ .0833      $ .08        $ .1666

Average shares of common
 stock outstanding        46,113,000    46,059,000   46,132,000   46,064,000


                 CARTER-WALLACE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                               September 30,      March 31,
                                                    1995            1995
Assets                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                    $ 36,242,000     $ 40,098,000
  Short-term investments                         24,007,000       18,188,000
  Accounts and other receivables
    less allowances of $6,970,000
    at September 30, 1995 and
    $6,344,000 at March 31, 1995                125,934,000      123,805,000
  Inventories:
    Finished goods                               51,222,000       55,499,000
    Work in process                              15,573,000       12,359,000
    Raw materials and supplies                   25,259,000       21,359,000

                                                 92,054,000       89,217,000
  Deferred taxes, prepaid expenses
   and other current assets                      41,893,000       32,009,000

Total Current Assets                            320,130,000      303,317,000

Property, plant and equipment, at cost          245,515,000      252,226,000
Less:  accumulated depreciation and
        amortization                            112,601,000      114,618,000
                                                132,914,000      137,608,000
Intangible assets                               126,607,000      129,852,000
Deferred taxes and other assets                 108,868,000      109,447,000

Total Assets                                   $688,519,000     $680,224,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                             $ 32,405,000     $ 31,318,000
  Accrued expenses                              164,326,000      165,987,000
  Notes payable                                  16,323,000        5,416,000

Total Current Liabilities                       213,054,000      202,721,000

Long-Term Liabilities:
  Long-term debt                                 19,835,000       23,115,000
  Deferred compensation                          13,986,000       10,216,000
  Accrued postretirement benefit obligation      70,268,000       68,969,000
  Other long-term liabilities                    49,466,000       48,064,000

Total Long-Term Liabilities                     153,555,000      150,364,000

Stockholders' Equity:
  Common stock                                   34,563,000       34,528,000
  Class B common stock                           12,642,000       12,677,000
  Capital in excess of par value                  2,401,000        2,184,000
  Retained earnings                             303,052,000      310,407,000
  Less:  Foreign currency translation adj.       16,680,000       18,949,000
         Treasury stock, at cost                 14,068,000       13,708,000

Total Stockholders' Equity                      321,910,000      327,139,000

Total Liabilities and Stockholders' Equity     $688,519,000     $680,224,000

                 CARTER-WALLACE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                                   1995             1994

Cash flows from operations:

  Net (loss)                                   $ (3,663,000)    $(46,801,000)

  Current period one-time charges                36,600,000      103,140,000
  Cash payments for current and
   prior year one-time charges                  (15,537,000)      (1,970,000)
  Changes in assets and liabilities             (13,580,000)     (37,168,000)
  Depreciation and Amortization                  12,753,000       14,303,000

                                                 16,573,000       31,504,000


Cash flows used in investing activities:

  Additions to property, plant and
   equipment                                    (16,684,000)     (10,256,000)
  Payments for international acquisitions,
   net of cash received:
     The Sante Beaute line in France                 -           (19,807,000)
     Technogenetics in Italy                         -            (4,878,000)
     The Curash line in Australia                    -            (3,660,000)
  (Increase) decrease in short-term
    investments                                  (5,117,000)         471,000
  Other investing activities                        276,000         (193,000)

                                                (21,525,000)     (38,323,000)

Cash flows used in financing activities:

  Dividends paid                                 (3,692,000)      (7,674,000)
  Increase in borrowings                          9,401,000       16,042,000
  Payments of debt                               (2,137,000)      (4,093,000)
  Purchase of treasury stock                     (2,815,000)        (189,000)

                                                    757,000        4,086,000

Effect of exchange rate changes on
 cash and cash equivalents                          339,000          740,000

(Decrease) in cash and cash equivalents        $ (3,856,000)    $ (1,993,000)








                         CARTER-WALLACE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1995 AND 1994

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


Note 3:  Restructuring of Operations and Facilities

(a) As part of its restructuring program, the Company decided in September, 1995 to consolidate its two Canadian operations in order to reduce costs and increase efficiencies. In this regard, the Company incurred a one-time pre-tax charge of $6,300,000 ($3,720,000 after taxes or $.08 per share) in the quarter ended September 30, 1995 consisting primarily of employee termination costs ($3,900,000), pension and other benefit costs ($1,300,000) and plant closing costs including equipment write-offs ($700,000).

    Also included in the quarter ended September 30, 1995 is a one-time pre-tax charge of $8,400,000 ($4,960,000 after taxes or $.11 per share) representing an increase to the restructuring charge recorded in the prior year. The increase relates primarily to lower than anticipated sub-rental income associated with the planned subleasing of office space on which the Company holds a long-term lease.

    In addition, as previously announced, the Company incurred a one-time pre-tax charge of $1,800,000 ($1,060,000 after taxes or $.02 per share) in the quarter ending September 30, 1995 related to the relocation of one of the Company's divisions to its Cranbury, New Jersey facility.

(b) In connection with its restructuring program from inception in fiscal year 1995 through September 30, 1995, the Company has incurred one-time pre-tax charges of $90,560,000 consisting primarily of employee termination costs ($31,700,000), net plant closing costs including equipment write-offs ($23,800,000) and costs associated with the planned subleasing of office space on which the Company holds a long-term lease ($27,800,000).

    The total anticipated reduction in the number of worldwide employees will be approximately 1,030 including 120 vacancies that will not be filled. Through September 30, 1995, 550 employees have been terminated with employee termination costs of $14,900,000 applied against the restructuring liability. In addition, approximately 40 positions have been eliminated as a result of voluntary resignations.
                             (Continued)

                         CARTER-WALLACE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1995 AND 1994

                              (Continued)

Note 3: Restructuring of Operations and Facilities (Continued)

Net plant closing costs of $7,600,000 have been applied against the restructuring liability.

Approximately $65,500,000 of the $90,560,000 provision for restructuring charges remains to be utilized in future periods. Of the $65,500,000, approximately $45,000,000 represents expected cash payments over a period of years.


Note 4:  Closure of the Trenton Condom Manufacturing Facility

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


Note 5:  Discontinuance of the Organidin (Iodinated Glycerol) Product Line

As previously announced, in June, 1994 the Company and the Food and Drug Administration reached an agreement to discontinue the manufacture and shipment of the Company's Organidin (iodinated glycerol) line of products.
As a result of this agreement, the Company incurred in the quarter ended June 30, 1994 a one-time charge to pre-tax earnings of $17,500,000 primarily related to a provision for any product returns ($8,500,000) and for inventory write-offs ($3,600,000).


Note 6:  Felbatol

As previously reported, in the quarter ended September 30, 1994 the Company incurred a one-time charge to pre-tax earnings of $36,640,000 related to use restrictions for Felbatol. This charge was adjusted by $1,140,000 to $37,780,000 in the quarter ended March 31, 1995. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $25,000,000 to $30,000,000 on a pre-tax basis.
                              (Continued)

                        CARTER-WALLACE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1995 AND 1994

                              (Continued)


Note 7:  Litigation

Information regarding Legal Proceedings involving the Company is presented in
Note 19 "Litigation Including Environmental Matters" of the Notes to the Consolidated Financial Statements on pages 30 to 32 of the Company's 1995 Annual Report to Stockholders incorporated by reference in the Company's Form 10-K for the year ended March 31, 1995 and is herein expressly incorporated by reference.

In addition to the legal proceedings outlined in the Company's 1995 Annual Report to Stockholders, twelve additional individual product liability actions related to Felbatol have been filed against the Company. Damages are specified in five of those actions, where the complaints seek compensatory and punitive damages aggregating $54,250,000. In the other actions, the damages sought are unspecified.

The Company continues to believe, based upon opinion of counsel, it has good defenses to all of the above actions and should prevail.


Note 8: Acquisitions

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

These acquisitions are being accounted for by the purchase method and accordingly, the results of operations for these lines are included in the Company's results of operations from the acquisition date. Pro forma results of operations are not presented since the effect would not be material.


Note 9:  Recent Accounting Pronouncement

Effective April 1, 1995 the Company adopted Statement of Position 93-7, "Reporting on Advertising Costs" issued by the American Institute of Certified Public Accountants. Adoption of this statement had no material impact on the Company's financial statements.






<AUDIT-REPORT>
                     INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of earnings for the three-month and six month periods ended September 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the six-month periods ended September 30, 1995 and 1994 in accordance with standards established by the American Institute of Certified Public Accountants. These condensed consolidated financial statements are the responsibility of the Company's management.

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





                                                KPMG Peat Marwick LLP




October 24, 1995
New York, New York
</AUDIT-REPORT>





                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations - Three months ended September 30, 1995 compared to three months ended September 30, 1994

Consolidated earnings after taxes in the three months ended September 30, 1995 ("fiscal 1996 period") before the one-time charges for the Canadian facilities integration and other restructuring costs were approximately $5,200,000 or $.11 per share. This compares to net earnings after taxes in the three months ended September 30, 1994 ("fiscal 1995 period"), before the one-time charges for restructuring and the provision for loss on Felbatol, of $4,700,000 or $.10 per share.

Net sales decreased $13,300,000 (7.9%) in the fiscal 1996 period as compared to net sales in the fiscal 1995 period. The lower sales level was primarily attributable to reduced unit volume in the Health Care segment as a result of lower sales of pharmaceutical products. As previously announced, Felbatol sales were adversely affected by use restrictions beginning in August, 1994. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic erosion. Health Care sales were favorably impacted by unit volume gains from the Technogenetics line of diagnostic products in Italy acquired during the second quarter of fiscal 1995. Sales were lower in the Consumer Products segment predominately due to reduced sales of anti-perspirants and deodorants, offset in part by unit volume gains from the Sante Beaute product line in France acquired during the second quarter of fiscal 1995.

Selling price increases in both business segments had a positive effect on sales in comparison with the prior year period. Lower foreign exchange rates in comparison with the prior year had the effect of decreasing sales in the fiscal 1996 period by $1,400,000, primarily Mexico. The effect of changes in foreign exchange rates on results of operations in the fiscal 1996 period compared to the prior year period was not significant.

Other revenues increased $488,000 or 33.4% due principally to higher interest income.

Cost of goods sold as a percentage of net sales increased from 37.9% in the fiscal 1995 period to 38.6% in the 1996 period primarily due to changes in product mix and cost increases.

Advertising, marketing and other selling expenses decreased by $1,731,000 or 2.8% primarily due to reduced spending levels in the Health Care segment. The Company substantially reduced its pharmaceutical sales force and marketing support staff in October, 1994. Spending in the Consumer Products segment also declined slightly versus the prior year.




                              (Continued)





                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)



Results of Operations - Three months ended September 30, 1995 compared to three months ended September 30, 1994 (Continued)

Research and development expenses decreased by $5,991,000 or 47.8%, primarily due to lower spending in the Health Care segment. This decline was due to the termination of Organidin and Felbatol clinical activities coupled with a reduction in Astelin clinical activities. In October, 1994 the Company virtually eliminated its Wallace Laboratories Division internal research and development capability. However, the Company has continued its research and development of Astelin (azelastine) for rhinitis, and taurolidine, an antitoxin for the treatment of sepsis, and to the extent such work exceeds the Company's remaining internal research and development resources, such work is being done through independent research facilities.

General, administrative and other expenses decreased $2,103,000 or 9.2% primarily due to reduced rent expense, as well as non-recurring prior year costs for a foreign patent claim provision and a trade receivable reserve related to the bankruptcy of a pharmaceutical wholesaler.

Interest expense increased in fiscal 1996 over the prior year as a result of financing costs related to international acquisitions.

The estimated annual effective tax rate benefit applied in the fiscal 1996 period was 41%, compared to the fiscal 1995 annual net tax rate benefit of 35.3%. The tax rate benefit applied in the quarter ended September 30, 1994 was 39%. The tax rates in the fiscal 1996 period and future years are and will be adversely affected by the absence of tax savings resulting from the cessation of Puerto Rico operations and the absence of research and development tax credits.









                              (Continued)














                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations - Six months ended September 30, 1995 compared to six months ended September 30, 1994

Consolidated earnings after taxes in the six months ended September 30, 1995 ("fiscal 1996 period") before the one-time charge for the condom manufacturing integration, the Canadian facilities integration and other restructuring charges were approximately $17,900,000 or $.39 per share. This compares to net earnings after taxes in the six months ended September 30, 1994 ("fiscal 1995 period"), before restructuring and other one-time charges, of $15,840,000 or $.34 per share. The one-time charges in the current year period resulted in pre-tax charges of $36,600,000 ($21,600,000 after taxes or $.47 per share). The one-time charges in the prior year period were $103,140,000 on a pre-tax basis ($62,600,000 after taxes or $1.36 per share).

Net sales decreased $19,568,000 (5.6%) in the fiscal 1996 period as compared to net sales in the fiscal 1995 period. The lower sales level was attributable to reduced unit volume in the Health Care segment as a result of the absence of sales of Organidin I.G., which in the prior year period amounted to approximately $21,000,000, largely offset by sales of Organidin NR, a reformulated version of Organidin, and reduced sales of Felbatol. The Company continues to maintain the $8,000,000 provision established in the prior year for possible Organidin NR returns. As previously announced, sales of Organidin I.G. were discontinued in June, 1994 and Felbatol sales were adversely affected by use restrictions beginning in August, 1994. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic erosion. Health Care sales were favorably impacted by unit volume gains from the Technogenetics line of diagnostic products in Italy acquired during the second quarter of fiscal 1995. Sales were higher in the Consumer Products segment predominately due to unit volume gains from the Sante Beaute product line in France acquired in the second quarter of fiscal 1995. Sales of anti-perspirants and deodorants, also included in the Consumer Products segment, were lower than the prior year period.

Selling price increases in both business segments had a positive effect on sales in comparison with the prior year period. Lower foreign exchange rates in comparison with the prior year had the effect of decreasing sales in the fiscal 1996 period by $1,370,000, primarily Mexico. The effect of changes in foreign exchange rates on results of operations in the fiscal 1995 period compared to the prior year period was not significant.

Other revenues increased $1,462,000 or 51.7% due principally to higher interest income.

Cost of goods sold as a percentage of net sales increased from 35.9% in the fiscal 1995 period to 36.8% in the 1996 period primarily due to changes in product mix and cost increases.



                              (Continued)





                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)



Results of Operations - Six months ended September 30, 1995 compared to six months ended September 30, 1994 (Continued)

Advertising, marketing and other selling expenses decreased by $6,324,000 or 4.8% primarily due to reduced spending levels in the Health Care segment for Felbatol and Organidin I.G. The Company substantially reduced its pharmaceutical sales force and marketing support staff in October, 1994. Spending in the Consumer Products segment increased over the prior year primarily related to the Sante Beaute line of products in France acquired in the second quarter of fiscal 1995.

Research and development expenses decreased by $12,368,000 or 48.1%, primarily due to lower spending in the Health Care segment. This decline was due to the termination of Organidin and Felbatol clinical activities coupled with a reduction in Astelin clinical activities. In October, 1994 the Company virtually eliminated its Wallace Laboratories Division internal research and development capability. However, the Company has continued its research and development of Astelin (azelastine) for rhinitis, and taurolidine, an antitoxin for the treatment of sepsis, and to the extent such work exceeds the Company's remaining internal research and development resources, such work is being done through independent research facilities.

General, administrative and other expenses decreased $375,000 or 0.8% due primarily to prior year costs for a foreign patent claim provision and a trade receivable reserve related to the bankruptcy of a pharmaceutical wholesaler.

Interest expense increased in fiscal 1996 over the prior year as a result of financing costs related to international acquisitions.

The estimated annual effective tax rate benefit applied in the fiscal 1996 period was 41%, compared to the fiscal 1995 annual net tax rate benefit of 35.3%. The tax rate benefit applied in the six months ended September 30, 1994 was 39%. The tax rates in the fiscal 1996 period and future years are and will be adversely affected by the absence of tax savings resulting from the cessation of Puerto Rico operations and the absence of research and development tax credits.






                              (Continued)










                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)



Restructuring of Operations and Facilities

(a) As part of its restructuring program, the Company decided in September, 1995 to consolidate its two Canadian operations in order to reduce costs and increase efficiencies. In this regard, the Company incurred a one-time pre-tax charge of $6,300,000 ($3,720,000 after taxes or $.08 per share) in the quarter ended September 30, 1995 consisting primarily of employee termination costs ($3,900,000), pension and other benefit costs ($1,300,000) and plant closing costs including equipment write-offs ($700,000).

    Also included in the quarter ended September 30, 1995 is a one-time pre-tax charge of $8,400,000 ($4,960,000 after taxes or $.11 per share) representing an increase to the restructuring charge recorded in the prior year. The increase relates primarily to lower than anticipated sub-rental income associated with the planned subleasing of office space on which the Company holds a long-term lease.

    In addition, as previously announced, the Company incurred a one-time pre-tax charge of $1,800,000 ($1,060,000 after taxes or $.02 per share) in the quarter ending September 30, 1995 related to the relocation of one of the Company's divisions to its Cranbury, New Jersey facility.

(b) In connection with its restructuring program from inception in fiscal year 1995 through September 30, 1995, the Company has incurred one-time pre-tax charges of $90,560,000 consisting primarily of employee termination costs ($31,700,000), net plant closing costs including equipment write-offs ($23,800,000) and costs associated with the planned subleasing of office space on which the Company holds a long-term lease ($27,800,000).

    The total anticipated reduction in the number of worldwide employees will be approximately 1,030 including 120 vacancies that will not be filled. Through September 30, 1995, 550 employees have been terminated with employee termination costs of $14,900,000 applied against the restructuring liability. In addition, approximately 40 positions have been eliminated as a result of voluntary resignations.

    Net plant closing costs of $7,600,000 have been applied against the restructuring liability.

    Approximately $65,500,000 of the $90,560,000 provision for restructuring charges remains to be utilized in future periods. Of the $65,500,000, approximately $45,000,000 represents expected cash payments over a period of years.



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


Discontinuance of the Organidin (Iodinated Glycerol) Product Line

As previously announced, in June, 1994 the Company and the Food and Drug Administration reached an agreement to discontinue the manufacture and shipment of the Company's Organidin (iodinated glycerol) line of products.
As a result of this agreement, the Company incurred in the quarter ended June 30, 1994 a one-time charge to pre-tax earnings of $17,500,000 primarily related to a provision for any product returns ($8,500,000) and for inventory write-offs ($3,600,000).


Felbatol

As previously reported, in the quarter ended September 30, 1994 the Company incurred a one-time charge to pre-tax earnings of $36,640,000 related to use restrictions for Felbatol. This charge was adjusted by $1,140,000 to $37,780,000 in the quarter ended March 31, 1995. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $25,000,000 to $30,000,000 on a pre-tax basis.






                             (Continued)






                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)



Astelin

The three Astelin (azelastine) New Drug Applications ("NDA") are pending at the FDA. Answers to all outstanding questions for the Astelin Nasal Spray non-approvable letter were submitted to the FDA in June, 1995 and remaining chemistry work was completed and submitted to the FDA in August, 1995. A meeting has been scheduled with the FDA Pulmonary/Allergy Drug Advisory Committee in November, 1995 to review the Astelin nasal spray NDA for rhinitis. Additional formulation work will be required on the NDA for the Astelin tablet for rhinitis which will remain pending during fiscal year 1996. The Company is unable at this time to determine when and if the Astelin rhinitis NDAs will be approved.


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

In the Statements of Cash Flows the change in assets and liabilities in the current year period is lower than that in the prior year period due primarily to a smaller increase in deferred taxes.

The Company amended its revolving credit agreement with a group of banks to increase the credit line from $75,000,000 to $150,000,000. The amended revolving credit line is for a five year period beginning in October, 1995.

Cash outlays in the six months ended September 30, 1995 relating to both current and prior year one-time charges amount to approximately $15,540,000.

The cash requirements for the one-time charges of $36,600,000 recorded in the six months ended September 30, 1995 are estimated to be $23,000,000 of which approximately $6,500,000 is expected to be incurred in the fiscal year ending March 31, 1996, $11,300,000 in the fiscal year ending March 31, 1997 and the remainder over a period of years. After taking into account estimated tax benefits of $15,000,000 to be received over a period of years, the one-time charges taken in the six months ended September 30, 1995 are expected ultimately to result in a net cash outlay of approximately $8,000,000.











                      PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

Please refer to Note 7 "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of Carter-Wallace, Inc. was held on July 18, 1995.

     (b) At the Annual Meeting the following proposal was submitted to a vote of security holders:

         (1) On the resolution relating to certain attributes of individuals to be directors of the Company, the number of votes cast in favor of this proposal was 9,678,327 and the number of votes cast against this proposal was 137,943,623.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit - Amendment to revolving credit agreement dated as of October 1, 1995

     (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended September 30, 1995
































                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  October 24, 1995                        s/Daniel J. Black
                                               Daniel J. Black
                                               President & Chief
                                                Operating Officer




Date:  October 24, 1995                        s/Paul A. Veteri
                                               Paul A. Veteri
                                               Vice President, Finance
                                                & Chief Financial Officer