Form 10-Q
period 1995-12-31
CARTER WALLACE INC /DE/
filed 1996-01-30
CIK 18000

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20541

                               FORM 10-Q





(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended December 31, 1995

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


                               Yes   X       No


The number of shares of the registrant's Common Stock and Class B common stock outstanding at December 31, 1995 were 33,696,700 and 12,471,600, respectively.




                 CARTER-WALLACE, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q

                           DECEMBER 31, 1995




                    PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for the
 three and nine months ended December 31, 1995 and 1994                1

Condensed Consolidated Balance Sheets at
 December 31, 1995 and March 31, 1995                                  2

Condensed Consolidated Statements of Cash Flows
 for the nine months ended December 31, 1995 and 1994                  3

Notes to Condensed Consolidated Financial Statements                   4

Report by KPMG Peat Marwick LLP on their Limited Review                7

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                8


                      PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                            15


Item 6 - Exhibits and Reports on Form 8-K                             15

Signatures                                                            16


















                    PART I - FINANCIAL INFORMATION
                 CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)


                             Three Months Ended         Nine Months Ended
                               December 31,               December 31,
                             1995         1994         1995         1994
Revenues:
  Net sales              $162,004,000 $156,680,000 $493,851,000 $508,095,000
  Other revenues            1,885,000    1,463,000    6,175,000    4,291,000

                          163,889,000  158,143,000  500,026,000  512,386,000

Cost and expenses:

  Cost of goods sold       58,861,000   54,038,000  180,965,000  180,031,000
  Advertising, marketing
   & other selling
   expenses                59,320,000   60,959,000  183,903,000  191,866,000
  Research & development
   expenses                 6,764,000    6,536,000   20,121,000   32,261,000
  General, administrative
   & other expenses        20,460,000   22,835,000   64,418,000   67,168,000
  Provision for
   restructuring               -        20,500,000   16,500,000   69,500,000
  Provision for loss on
   Felbatol                    -            -            -        36,640,000
  Provision for condom
   plant closing               -            -        20,100,000       -
  Provision for loss on
   discontinuance of the
   Organidin (iodinated
   glycerol) product line      -            -            -        17,500,000
  Interest expense          1,063,000      917,000    2,807,000    1,785,000

                          146,468,000  165,785,000  488,814,000  596,751,000

Earnings (loss) before
 taxes on income           17,421,000   (7,642,000)  11,212,000  (84,365,000)

Provision (benefit) for
 taxes on income            7,143,000   (2,980,000)   4,597,000  (32,902,000)

Net earnings (loss)      $ 10,278,000 $ (4,662,000)$  6,615,000 $(51,463,000)

Net earnings (loss) per
 average share of common
 stock outstanding            $.22       $ (.10)        $.14       $(1.12)

Cash dividends per share      $.04       $ .0833        $.12       $ .2499

Average shares of common
 stock outstanding         46,138,000   46,119,000   46,136,000   46,086,000

                 CARTER-WALLACE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                December 31,      March 31,
                                                    1995            1995
Assets                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                    $ 64,356,000     $ 40,098,000
  Short-term investments                         23,391,000       18,188,000
  Accounts and other receivables
    less allowances of $7,154,000
    at December 31, 1995 and
    $6,344,000 at March 31, 1995                120,662,000      123,805,000
  Inventories:
    Finished goods                               53,644,000       55,499,000
    Work in process                              15,055,000       12,359,000
    Raw materials and supplies                   24,130,000       21,359,000

                                                 92,829,000       89,217,000
  Deferred taxes, prepaid expenses
   and other current assets                      37,756,000       32,009,000

Total Current Assets                            338,994,000      303,317,000

Property, plant and equipment, at cost          252,342,000      252,226,000
Less:  accumulated depreciation and
        amortization                            115,437,000      114,618,000
                                                136,905,000      137,608,000
Intangible assets                               136,445,000      129,852,000
Deferred taxes and other assets                 105,269,000      109,447,000

Total Assets                                   $717,613,000     $680,224,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                             $ 30,979,000     $ 31,318,000
  Accrued expenses                              161,143,000      165,987,000
  Notes payable                                  14,987,000        5,416,000

Total Current Liabilities                       207,109,000      202,721,000

Long-Term Liabilities:
  Long-term debt                                 54,353,000       23,115,000
  Deferred compensation                          14,476,000       10,216,000
  Accrued postretirement benefit obligation      70,450,000       68,969,000
  Other long-term liabilities                    39,512,000       48,064,000

Total Long-Term Liabilities                     178,791,000      150,364,000

Stockholders' Equity:
  Common stock                                   34,580,000       34,528,000
  Class B common stock                           12,625,000       12,677,000
  Capital in excess of par value                  3,248,000        2,184,000
  Retained earnings                             311,485,000      310,407,000
  Less:  Foreign currency translation adj.       17,317,000       18,949,000
         Treasury stock, at cost                 12,908,000       13,708,000

Total Stockholders' Equity                      331,713,000      327,139,000

Total Liabilities and Stockholders' Equity     $717,613,000     $680,224,000

                 CARTER-WALLACE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                              (Unaudited)



                                                   1995             1994

Cash flows from operations:

  Net earnings (loss)                          $  6,615,000     $(51,463,000)

  Current period one-time charges                36,600,000      123,640,000
  Cash payments for current and
   prior year one-time charges                  (25,817,000)      (9,028,000)
  Changes in assets and liabilities                (762,000)     (25,354,000)
  Depreciation and Amortization                  18,777,000       21,463,000

                                                 35,413,000       59,258,000


Cash flows used in investing activities:

  Additions to property, plant and
   equipment                                    (25,700,000)     (15,369,000)
  Acquisition of product lines from
   BioWhittaker Inc. and Clark Laboratories     (11,555,000)          -
  Payments for international acquisitions,
   net of cash received:
     The Sante Beaute line in France                 -           (19,876,000)
     Technogenetics in Italy                         -            (4,928,000)
     The Curash line in Australia                    -            (3,660,000)
  (Increase) decrease in short-term
    investments                                  (4,898,000)      16,041,000
  Other investing activities                        617,000         (356,000)

                                                (41,536,000)     (28,148,000)

Cash flows used in financing activities:

  Dividends paid                                 (5,537,000)     (11,525,000)
  Increase in borrowings                         43,204,000       13,018,000
  Payments of debt                               (2,973,000)      (3,529,000)
  Purchase of treasury stock                     (4,216,000)        (859,000)

                                                 30,478,000       (2,895,000)

Effect of exchange rate changes on
 cash and cash equivalents                          (97,000)        (865,000)

Increase in cash and cash equivalents          $ 24,258,000     $ 27,350,000






                         CARTER-WALLACE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1995 AND 1994



Note 1:  Interim Reports

The results of the interim periods are not necessarily indicative of results expected for a full year's operations. In the opinion of management, all adjustments necessary for a fair statement of results of these interim periods have been reflected in these financial statements and, except as separately disclosed herein, are of a normal recurring nature.

Note 2:  Review of Independent Auditors

The financial information included in this report has been reviewed by KPMG Peat Marwick LLP, independent auditors. A copy of their report on this limited review is included in this Form.

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

    Also included in the quarter ended September 30, 1995 is a one-time pre-tax charge of $8,400,000 ($4,960,000 after taxes or $.11 per share) representing an increase to the restructuring charge recorded in the prior year. The increase relates primarily to lower than anticipated sub-rental income associated with the subleasing of office space on which the Company holds a long-term lease.

    In addition, as previously announced, the Company incurred a one-time pre-tax charge of $1,800,000 ($1,060,000 after taxes or $.02 per share) in the quarter ended September 30, 1995 related to the relocation of one of the Company's divisions to its Cranbury, New Jersey facility.

(b) In connection with its restructuring program from inception in fiscal year 1995 through December 31, 1995, the Company has incurred one-time pre-tax charges of $90,560,000 consisting primarily of employee termination costs ($31,700,000), net plant closing costs including equipment write-offs ($23,800,000) and costs associated with the subleasing of office space on which the Company holds a long-term lease ($27,800,000).

    The total anticipated reduction in the number of worldwide employees will be approximately 1,030 including 120 vacancies that will not be filled. Through December 31, 1995, 625 employees have been terminated with employee termination costs of $17,900,000 applied against the restructuring liability. In addition, approximately 70 positions have been eliminated as a result of voluntary resignations.


                             (Continued)
                         CARTER-WALLACE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1995 AND 1994

                              (Continued)


Note 3: Restructuring of Operations and Facilities (Continued)

Net plant closing costs of $10,900,000, as well as $2,800,000 in costs associated with the subleasing of office space on which the Company holds a long-term lease have been applied against the restructuring liability.

Approximately $55,300,000 of the $90,560,000 provision for restructuring charges remains to be utilized in future periods. Of the $55,300,000, approximately $37,200,000 represents expected cash payments over a period of years.

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

Note 6:  Felbatol

As previously reported, in the quarter ended September 30, 1994 the Company incurred a one-time charge to pre-tax earnings of $36,640,000 related to use restrictions for Felbatol. This charge was adjusted by $1,140,000 to $37,780,000 in the quarter ended March 31, 1995. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $25,000,000 to $30,000,000 on a pre-tax basis.
                             (Continued)
                        CARTER-WALLACE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1995 AND 1994

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

In addition to the legal proceedings outlined in the Company's 1995 Annual Report to Stockholders, nineteen additional product liability actions related to Felbatol have been filed against the Company, bringing the total number of such actions to twenty-nine. Damages are specified in thirteen of those actions, where the complaints seek compensatory damages of $39,850,000 and punitive damages of $217,100,000. In the other actions, the damages sought are unspecified.

The Company continues to believe, based upon opinion of counsel, it has good defenses to all of the above actions and should prevail.

Note 8: Acquisitions

In December, 1995, the Company acquired the enzyme immunoassay line of diagnostics products from BioWhittaker Inc. and agreed to purchase within 90 days thereafter BioWhittaker's immunofluorescent line of diagnostic products. The purchase price for these product lines was $10,000,000. The Company also agreed to purchase certain inventories at cost.

In a separate transaction with Clark Laboratories in December, 1995, the Company has obtained exclusive sales and marketing rights to Clark's line of enzyme immunoassay diagnostic products in the United States and has entered into a long-term supply agreement with Clark related to the manufacture of certain diagnostic products. The fee for these rights was $2,000,000, a portion of which will be paid over the next two years.

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



                            - Continued -

<AUDIT-REPORT>
                     INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of December 31, 1995, and the related condensed consolidated statements of earnings for the three-month and nine month periods ended December 31, 1995 and 1994 and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 1995 and 1994 in accordance with standards established by the American Institute of Certified Public Accountants. These condensed consolidated financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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





                                                KPMG Peat Marwick LLP




January 30, 1996
New York, New York
</AUDIT-REPORT>





                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations - Three months ended December 31, 1995 compared to three months ended December 31, 1994

Consolidated earnings after taxes in the three months ended December 31, 1995 ("fiscal 1996 period") were approximately $10,300,000 or $.22 per share.
This compares to net earnings after taxes, before the one-time charges for restructuring, in the three months ended December 31, 1994 ("fiscal 1995 period") of $7,800,000 or $.17 per share.

Net sales increased $5,324,000 (3.4%) in the fiscal 1996 period as compared to net sales in the fiscal 1995 period. The higher sales level was principally related to the Health Care segment which benefitted from both selling price increases and unit volume gains of pharmaceutical products, primarily Organidin NR and Felbatol reduced in part by lower sales of other pharmaceuticals. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition. Sales were lower in the Consumer Products segment due to unit volume declines, including reduced sales of anti-perspirant and deodorant products.

Lower foreign exchange rates in comparison with the prior year had the effect of decreasing sales in the fiscal 1996 period by approximately $1,400,000. Lower foreign exchange rates in Mexico were partially offset by higher exchange rates in Europe. The effect of changes in foreign exchange rates on results of operations in the fiscal 1996 period compared to the prior year period was not significant.

Other revenues increased $422,000 or 28.8% due principally to higher interest income.

Cost of goods sold as a percentage of net sales increased from 34.5% in the fiscal 1995 period to 36.3% in the 1996 period primarily due to higher production costs.

Advertising, marketing and other selling expenses decreased by $1,639,000 or 2.7% primarily due to lower spending levels in the Consumer Products segment. Spending in the Health Care segment increased versus the prior year period.

Research and development expenses increased by $228,000 or 3.5%.

General, administrative and other expenses decreased $2,375,000 or 10.4% primarily due to reduced compensation including fringe benefits and lower rent expense, as well as a non-recurring prior year cost for a trade receivable reserve.

Interest expense increased by $146,000 (15.9%) over the prior year period as a result of increased borrowings.





                              (Continued)


                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)



Results of Operations - Three months ended December 31, 1995 compared to three months ended December 31, 1994 (Continued)

The estimated annual effective tax rate applied in the fiscal 1996 period was 41%, compared to the fiscal 1995 annual net tax rate benefit of 35.3%. The tax rate benefit applied in the quarter ended December 31, 1994 was 39%. The tax rates in the fiscal 1996 period and future years are and will be adversely affected by the absence of tax savings resulting from the cessation of Puerto Rico operations and the absence of research and development tax credits.











                              (Continued)






























                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations - Nine months ended December 31, 1995 compared to nine months ended December 31, 1994

Consolidated earnings after taxes in the nine months ended December 31, 1995 ("fiscal 1996 period") before the one-time charges were approximately $28,200,000 or $.61 per share. This compares to net earnings after taxes in the nine months ended December 31, 1994 ("fiscal 1995 period"), before restructuring and other one-time charges, of $23,500,000 or $.51 per share. The one-time charges in the current year period for the condom manufacturing integration, the Canadian facilities integration and other restructuring charges resulted in pre-tax charges of $36,600,000 ($21,600,000 after taxes or $.47 per share). The one-time charges in the prior year period were $123,640,000 on a pre-tax basis ($75,000,000 after taxes or $1.63 per share).

Net sales decreased $14,244,000 (2.8%) in the fiscal 1996 period as compared to net sales in the fiscal 1995 period. The lower sales level was attributable to reduced unit volume in the Health Care segment largely as a result of reduced sales of Felbatol. Felbatol sales were adversely affected by use restrictions beginning in August, 1994. The absence of sales of Organidin Iodinated Glycerol (I.G.), which in the prior year period amounted to approximately $21,000,000, was largely offset by increased sales of Organidin NR, a reformulated version of Organidin which was introduced in September, 1994. Current year sales of Organidin NR amount to $24,300,000, an increase of $18,200,000 above the prior year. The Company continues to maintain the $8,000,000 provision established in the prior year for possible Organidin NR returns. As previously announced, sales of Organidin I.G. were discontinued in June, 1994. Health Care sales were favorably impacted by unit volume gains from the Technogenetics line of diagnostic products in Italy acquired during the second quarter of fiscal 1995. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition. Future sales of Organidin NR may be particularly affected by generic competition.

Sales were higher in the Consumer Products segment predominately due to unit volume gains from the Sante Beaute product line in France acquired in the second quarter of fiscal 1995. Sales of anti-perspirants and deodorants, also included in the Consumer Products segment, were lower than the prior year period.

Selling price increases in both business segments had a positive effect on sales in comparison with the prior year period. Lower foreign exchange rates in comparison with the prior year had the effect of decreasing sales in the fiscal 1996 period by approximately $2,800,000. Lower foreign exchange rates in Mexico were partially offset by higher exchange rates in Europe. The effect of changes in foreign exchange rates on results of operations in the fiscal 1996 period compared to the prior year period was not significant.

Other revenues increased $1,884,000 or 43.9% due principally to higher interest income.


                              (Continued)

                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)



Results of Operations - Nine months ended December 31, 1995 compared to nine months ended December 31, 1994 (Continued)

Cost of goods sold as a percentage of net sales increased from 35.4% in the fiscal 1995 period to 36.6% in the 1996 period primarily due to changes in product mix and cost increases.

Advertising, marketing and other selling expenses decreased by $7,963,000 or 4.2% due to reduced spending levels in the Health Care segment primarily for Felbatol. The Company substantially reduced its pharmaceutical sales force and marketing support staff in October, 1994. Spending in the Consumer Products segment increased over the prior year primarily related to the Sante Beaute line of products in France acquired in the second quarter of fiscal 1995.

Research and development expenses decreased by $12,140,000 or 37.6%, primarily due to lower spending in the Health Care segment. This decline was due to the termination of Organidin and Felbatol clinical activities coupled with a reduction in Astelin clinical activities. In October, 1994 the Company virtually eliminated its Wallace Laboratories Division internal research and development capability. However, the Company has continued its research and development of Astelin (azelastine) for rhinitis, and taurolidine, an antitoxin for the treatment of sepsis, and to the extent such work exceeds the Company's remaining internal research and development resources, such work is being done through independent research facilities.

General, administrative and other expenses decreased $2,750,000 or 4.1% due primarily to reduced compensation including fringe benefits, lower rent expense in the current year and non-recurring prior year costs for a foreign patent claim provision and trade receivable reserves.

Interest expense increased by $1,022,000 in fiscal 1996 over the prior year as a result of financing costs related to international acquisitions.

The estimated annual effective tax rate applied in the fiscal 1996 period was 41%, compared to the fiscal 1995 annual net tax rate benefit of 35.3%. The tax rate benefit applied in the nine months ended December 31, 1994 was 39%. The tax rates in the fiscal 1996 period and future years are and will be adversely affected by the absence of tax savings resulting from the cessation of Puerto Rico operations and the absence of research and development tax credits.







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

    Also included in the quarter ended September 30, 1995 is a one-time pre-tax charge of $8,400,000 ($4,960,000 after taxes or $.11 per share) representing an increase to the restructuring charge recorded in the prior year. The increase relates primarily to lower than anticipated sub-rental income associated with the subleasing of office space on which the Company holds a long-term lease.

    In addition, as previously announced, the Company incurred a one-time pre-tax charge of $1,800,000 ($1,060,000 after taxes or $.02 per share) in the quarter ended September 30, 1995 related to the relocation of one of the Company's divisions to its Cranbury, New Jersey facility.

(b) In connection with its restructuring program from inception in fiscal year 1995 through December 31, 1995, the Company has incurred one-time pre-tax charges of $90,560,000 consisting primarily of employee termination costs ($31,700,000), net plant closing costs including equipment write-offs ($23,800,000) and costs associated with the subleasing of office space on which the Company holds a long-term lease ($27,800,000).

    The total anticipated reduction in the number of worldwide employees will be approximately 1,030 including 120 vacancies that will not be filled. Through December 31, 1995, 625 employees have been terminated with employee termination costs of $17,900,000 applied against the restructuring liability. In addition, approximately 70 positions have been eliminated as a result of voluntary resignations.

    Net plant closing costs of $10,900,000, as well as $2,800,000 in costs associated with the subleasing of office space on which the Company holds a long-term lease have been applied against the restructuring liability.

    Approximately $55,300,000 of the $90,560,000 provision for restructuring charges remains to be utilized in future periods. Of the $55,300,000, approximately $37,200,000 represents expected cash payments over a period of years.



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






                             (Continued)






                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)



Astelin

Three Astelin (azelastine) New Drug Applications ("NDA") are pending at the FDA. Following a unanimous recommendation for approval of the Astelin Nasal Spray NDA for seasonal allergic rhinitis by the FDA's Pulmonary Advisory Committee in November, 1995, the Company received an "approvable letter" in January, 1996. The Company is preparing responses to the questions raised by FDA in the "approvable letter" and will commence discussions with FDA regarding these responses as well as the final labeling for the product. Additional formulation work will be required on the tablet for rhinitis which will remain pending during 1996. The Company is unable at this time to determine when and if the Astelin tablet NDA for rhinitis will be approved. The NDA for asthma will not be pursued but the NDA will remain filed for administrative purposes while the tablet NDA for rhinitis is pending.


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

In December, 1995, the Company entered into a long-term private placement financing in the amount of $35,000,000. The proceeds of this loan will primarily be used to finance the expansion of the condom manufacturing facility in Colonial Heights, VA.

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

Cash outlays in the nine months ended December 31, 1995 relating to both current and prior year one-time charges amount to approximately $25,800,000.

The cash requirements for the one-time charges of $36,600,000 recorded in the nine months ended December 31, 1995 are estimated to be $23,500,000 of which approximately $6,500,000 is expected to be incurred in the fiscal year ending March 31, 1996, $11,300,000 in the fiscal year ending March 31, 1997 and the remainder over a period of years. After taking into account estimated tax benefits of $15,000,000 to be received over a period of years, the one-time charges taken in the nine months ended December 31, 1995 are expected ultimately to result in a net cash outlay of approximately $8,500,000.





                      PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

Please refer to Note 7 "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.



Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibit - Private placement note agreement dated as of December 1,
          1995

     (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended December 31, 1995












































                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  January 30, 1996                        s/Daniel J. Black
                                               Daniel J. Black
                                               President & Chief
                                                Operating Officer




Date:  January 30, 1996                        s/Paul A. Veteri
                                               Paul A. Veteri
                                               Vice President, Finance
                                                & Chief Financial Officer