Form 10-K405
period 1996-03-31
CARTER WALLACE INC /DE/
filed 1996-06-20
CIK 18000

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K


(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1996

Commission File Number 1-5910

                               CARTER-WALLACE, INC.
              (Exact name of registrant as specified in its charter)

              Delaware                                          13-4986583
    (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                          Identification No.)
1345 Avenue of the Americas, New York, NY                          10105
 (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code:  212-339-5000

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
         Title of each class                       on which registered
         -------------------                      ---------------------
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

                             Yes  \X\            No  \ \

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. (X)

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 3, 1996 was 33,955,894 and 12,435,463, respectively.

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 3, 1996 was approximately $322,731,000.

                       Documents Incorporated by Reference

      Annual Report to Stockholders for the fiscal
       year ended March 31, 1996                                 Parts I & II
      Proxy Statement for the Annual Meeting of
       Stockholders, to be held July 16, 1996                    Parts III & IV


                                Part I


Item 1.   Business

Carter-Wallace, Inc. (the "Company") is engaged in the manufacture and sale of a diversified line of products in the Consumer Products and Health Care segments. Additional information is presented on page 13 "Description of Business Segments" of the 1996 Annual Report to Stockholders and is herein expressly incorporated by reference.


Business Segments and Geographic Data

Financial information about the Company's business segments and geographic areas for the three years ended March 31, 1996 is presented on page 8 under the caption "Net Sales and Earnings" and also on pages 27 and 28, note 15, "Business Segments" of the Notes to Consolidated Financial Statements, both included in the 1996 Annual Report to Stockholders and are herein expressly incorporated by reference.


Foreign Operations

Foreign operations are generally subject to certain political and economic risks that are not present in domestic operations. Such risks may include expropriation of assets, restrictions on earnings remittances and fluctuating exchange rates. Changes in foreign exchange rates had the effect of decreasing sales by $2,400,000 in the fiscal year ended March 31, 1996 in comparison to the prior year. Additional information is presented on page 20, note 4, "Foreign Operations" of the Notes to Consolidated Financial Statements of the 1996 Annual Report to Stockholders and is herein expressly incorporated by reference.


Competition

Both business segments in which the Company operates are extremely competitive and include larger corporations with greater resources for research, product development and promotion. The Company competes on the basis of price, advertising, promotion, quality of product and other methods relevant to the business. In 1996, the Company's "Arrid" line of anti-perspirants and deodorants is believed to account for an estimated 7.7% share of the domestic anti-perspirant and deodorant market. The "Trojan", "Class Act" and "Naturalamb" condom brands are estimated to account for over 60% of total domestic retail condom sales. The Company's worldwide condom sales were approximately $98,700,000, $91,900,000 and $88,300,000 in the
fiscal years ended March 31, 1996, 1995 and 1994, respectively. In June, 1994 the Company and the Food and Drug Administration (FDA) reached an agreement to discontinue the manufacture and shipment of its "Organidin" (iodinated glycerol) line of products. The Company has introduced a reformulated line of "Organidin" products, marketed as "Organidin NR". Sales of the "Organidin" product line including both iodinated glycerol until June, 1994 and "Organidin NR" from September, 1994, were approximately $30,100,000, $32,800,000 and $74,400,000 in the fiscal years ended March 31, 1996, 1995 and 1994, respectively. Additional information is presented on page 8 under the caption "Net Sales and Earnings" in the 1996 Annual Report to Stockholders and is herein expressly incorporated by reference.


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


Restructuring of Operations and Facilities

Information regarding the Company's restructuring of operations and facilities is presented on pages 9 and 10 under the caption "Restructuring of Operations and Facilities" and on page 26 in note 14, "Restructuring of Operations and Facilities" of the Notes to Consolidated Financial Statements, both included in the 1996 Annual Report to Stockholders and are herein expressly incorporated by reference.


Felbatol (felbamate)

Information regarding the effect of "Felbatol" matters on the Company's business is presented on pages 10 and 11 under the caption "Felbatol (felbamate)" and on page 30 in note 18, "Felbatol (felbamate)" of the Notes to Consolidated Financial Statements, both included in the 1996 Annual Report to Stockholders and are herein expressly incorporated by reference.


Environmental Matters

Information regarding environmental matters is presented on page 11 under the caption "Environmental Matter" and on page 31 in note 20, "Litigation Including Environmental Matters" of the Notes to Consolidated Financial Statements, both included in the 1996 Annual Report to Stockholders and are herein expressly incorporated by reference.


Research and Development

Expenditures for research and development totaled $26,494,000 in 1996, $41,315,000 in 1995 and $52,278,000 in 1994. In 1996 research and development expenses decreased by $14,821,000 or 36% from the prior year primarily due to lower spending for felbamate as well as the completion of "Astelin" (azelastine) clinical trials. The $10,963,000 or 21% decline in 1995 compared to 1994 was due to the significant reduction of felbamate clinical studies and the termination of "Organidin" I.G. clinical studies.

Three "Astelin" (azelastine) New Drug Applications ("NDAs") are pending at the FDA. Following a unanimous recommendation for approval of the "Astelin" Nasal Spray NDA for seasonal allergic rhinitis by the FDA's Pulmonary Advisory Committee in November, 1995, the Company received an "approvable letter" in January, 1996. The letter included a request for additional chemistry information that has been developed and will be submitted in June, 1996. Additional formulation work is needed in connection with the "Astelin" tablet NDA for rhinitis. The Company is unable to determine when and if the "Astelin" rhinitis NDAs will be approved by the FDA. The "Astelin" tablet for asthma NDA will be withdrawn as soon as it is determined it is no longer needed to support the rhinitis NDAs.

A large scale, multi-centered clinical efficacy trial for taurolidine, an antitoxin for the treatment of sepsis, is ongoing.

Approximately 155 employees are employed in research and development activities.

Additional information regarding the Company's research and development capability is presented on pages 9 and 10 under the caption "Restructuring of Operations and Facilities" included in the 1996 Annual Report to Stockholders and is herein expressly incorporated by reference.


Employees

The Company has been in existence since 1880 and together with its subsidiaries employed approximately 3,610 people worldwide at March 31, 1996.


Discontinuation of the Organidin (iodinated glycerol) Product Line

Information regarding the effect of discontinuing the "Organidin" (iodinated glycerol) product line on the Company's business is presented on page 11 under the caption "Discontinuance of the Organidin (Iodinated Glycerol) Product Line" and on pages 30 and 31 in note 19, "Discontinuance of the Organidin (Iodinated Glycerol) Product Line" of the Notes to Consolidated Financial Statements, both included in the 1996 Annual Report to Stockholders and are herein expressly incorporated by reference.


Acquisitions

Information regarding acquisitions is presented on pages 25 and 26 in note 11, "Acquisitions" of the Notes to Consolidated Financial Statements, included in the 1996 Annual Report to Stockholders and is herein expressly incorporated by reference.


Item 2.   Properties

The executive offices of the Company are located at 1345 Avenue of the Americas, New York, New York, in space leased until May, 2011. In July, 1995, the Company relocated a divisional headquarters to its Cranbury, New Jersey facility. The following are principal facilities of the Company:

                                                                   Area
Location                   Products Manufactured                (Sq. Feet)
- --------                   ---------------------                ----------
Owned in Fee:
- -------------
Manufacturing Facilities
 and Offices:

Colonial Heights,
 Virginia (1)              Condoms                                200,000
Cranbury, New Jersey       Pharmaceuticals, toiletries
                            and pet products                      734,000
Decatur, Illinois          Pharmaceuticals                        108,000
Trenton, New Jersey (2)    Condoms, pediculicide, lubricating
                            jelly and pet products                169,500
Winsted, Connecticut       Pet products                            45,000
Montreal, Canada           Pharmaceuticals                        162,000
Folkestone, England        Toiletries                              76,000
Milan, Italy               Pharmaceuticals and diagnostics         52,000
Pisa, Italy                Toiletries, adhesive tapes
                            and bandages                           49,000
Mexico City, Mexico        Pharmaceuticals and diagnostics         63,000


(1) Scheduled to be in full operation prior to December, 1996
(2) Scheduled to be closed in fiscal year 1997


Leased:
- -------
Manufacturing Facilities
  and Offices:

Santa Ana, California      Toiletries                              10,400
Mexico City, Mexico        Toiletries                              56,000
Barcelona, Spain           Toiletries                              58,600
Milan, Italy               Diagnostics                             21,000

Warehouse and Offices:

Dayton, New Jersey                                                200,000
Momence, Illinois                                                  43,000
Plainsboro, New Jersey *                                           23,300
Sydney, Australia                                                  19,000
Toronto, Canada                                                    52,000
Folkestone, England                                                40,000
Clichy, France *                                                   11,800
Revel, France                                                      36,000

*  Offices only


The Company has agreements with several agents throughout the world for the manufacture of certain products to its specifications. The Company has several other short-term leases for manufacturing plants, warehousing space and sales offices. With renovations completed at the Wallace Research building in Cranbury, New Jersey, Wallace R&D personnel formerly housed in leased facilities in Plainsboro, New Jersey have been relocated to Cranbury. In addition, the Company is in the process of consolidating its two Canadian operations and has discontinued manufacturing operations at its Toronto, Canada facility. With the exclusion of the Colonial Heights, Virginia facility and some minor exceptions, all other facilities are operating at normal capacity. Maintenance and Repairs were $6,189,000 in 1996, $6,950,000 in 1995 and $7,950,000 in 1994.


Item 3.   Legal Proceedings

Information regarding Legal Proceedings involving the Company is presented on pages 31 through 33 in note 20, "Litigation Including Environmental Matters" of the Notes to Consolidated Financial Statements, both included in the 1996 Annual Report to Stockholders and are herein expressly incorporated by reference.


Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.


Executive Officers of the Registrant

Executive Officers of the Registrant are as follows:

                                                               Held Present
Name                    Age    Office                          Office Since
- ----                    ---    ------                          ------------
Henry H. Hoyt, Jr.       68    Chairman of the Board and
                                Chief Executive Officer             1974

Daniel J. Black          64    President and Chief Operating
                                Officer                             1979

T. Rosie Albright        49    Vice President, Consumer
                                Products, U.S.                      1995

John Bridgen, Ph.D.      49    Vice President, Diagnostics, U.S.    1984

Robert A. Cuthbert       69    Vice President, Pet Products, U.S.   1983

Donald R. Daoust,Ph.D.   60    Vice President, Quality Control      1978

Peter J. Griffin         53    Vice President and Controller        1983

Adrian J. L. Huns        48    Vice President, International        1996

Michael J. Kopec         56    Vice President, Manufacturing        1978

Ralph Levine             59    Vice President, Secretary and
                                General Counsel                     1976

Thomas B. Moorhead       62    Vice President, Human Resources      1987

George H. Ohye           60    Vice President, Compliance and
                                Regulatory                          1994

Herbert Sosman           63    Vice President, Pharmaceuticals,
                                U.S.                                1984

Donald J. Stack          58    Vice President, Taxes                1989

C. Richard Stafford      60    Vice President, Corporate
                                Development                         1977

Paul A. Veteri           54    Vice President, Finance and
                                Chief Financial Officer             1983

James L. Wagar           61    Vice President and Treasurer         1981


Each officer holds office until the first meeting of the Board of Directors following each Annual Meeting of the Stockholders and until his successor has been duly elected and qualified (except that the Board of Directors may at any meeting elect additional officers), unless his term is earlier terminated through death, resignation, removal or otherwise. The next Annual Meeting of the Stockholders is scheduled to be held July 16, 1996.


Executive Officers of the Registrant (Cont'd)

Mr. Black has advised the Company that he plans to retire effective as of March 31, 1997. Mr. Black intends to continue if elected, as a member of the Board of Directors. The Company and Mr. Black also intend to enter into a consultant agreement for a period of time and upon terms to be agreed upon by Mr. Black and the Company prior to the effective date of his retirement.

Ms. T. Rosie Albright was appointed Corporate Vice President, Consumer Products, U.S. and President, Carter Products Division, in December, 1995. Ms. Albright was previously General Manager and Executive Vice President, Beauty Care with Revlon, Inc. since 1993. She was Executive Vice President of the Carter Products Division of Carter-Wallace, Inc. from 1992 to 1993. Ms. Albright was President of Applegate Associates, Inc. since prior to 1991 until 1992.

Adrian J. L. Huns was appointed Corporate Vice President, International and President, International Division in May, 1996. Mr. Huns was Managing Director of Carter-Wallace Ltd., a subsidiary of Carter-Wallace, Inc., since prior to 1991 until May, 1996.

Mr. George H. Ohye was appointed Vice President, Compliance and Regulatory in April, 1994. Mr. Ohye was previously Senior Vice President, Regulatory Affairs with Johnson & Johnson's R.W. Johnson Pharmaceutical Research Institute since prior to 1991. He held the concomitant position of Member, Board of Directors of the Ortho-McNeil Pharmaceutical Division of Johnson & Johnson.


                                Part II


Item 5.   Market for Registrant's Common Equity and Related Stock-
           Holder Matters

Information required by this item is presented on pages 1 and 7 of the 1996 Annual Report to Stockholders and is herein expressly incorporated by reference.


Item 6.   Selected Financial Data

Information required by this item is incorporated herein by reference to page 7 of the 1996 Annual Report to Stockholders.


Item 7.   Management's Discussion and Analysis of Results
           of Operations and Financial Condition

Information required by this item is incorporated herein by reference to pages 8 through 12 of the 1996 Annual Report to Stockholders.


Item 8.   Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to pages 14 through 35 of the 1996 Annual Report to Stockholders.



                               Part III

Item 9.   Disagreements on Accounting and Financial Disclosure

Not applicable.


Item 10.  Directors and Executive Officers of the Registrant

Information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement dated June 14, 1996, for the Annual Meeting of Stockholders to be held July 16, 1996, under the captions "Election of Directors" and "Board of Directors and Committees" and "Principal Stockholders".

Information with respect to Executive Officers of the Registrant is set forth under the heading "Executive Officers of the Registrant" in Part I on pages 6 and 7 of this Form.


Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the Company's Proxy Statement dated June 14, 1996, for the Annual Meeting of Stockholders to be held July 16, 1996, under the caption "Executive Compensation and Other Information".


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement dated June 14, 1996, for the Annual Meeting of Stockholders to be held July 16, 1996, under the captions "Voting Rights", "Principal Stockholders" and "Election of Directors".


Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the Company's Proxy Statement dated June 14, 1996, for the Annual Meeting of Stockholders to be held July 16, 1996, under the captions "Principal Stockholders" and "Election of Directors".


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

         10.4 Profit Sharing Plan (incorporated herein by reference to the description of such plan set forth in the Company's Proxy Statement dated June 18, 1993, for the Annual Meeting of Stockholders to be held July 20, 1993, under the caption "Executive Compensation and Other Information").

         10.5 Executives' Additional Compensation Plan (incorporated herein by reference to the description of such plan set forth in the Company's Proxy Statement dated June 18, 1993, for the Annual Meeting of Stockholders to be held July 20, 1993, under the caption "Executive Compensation and Other Information").

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



                              (Continued)


(a) (3) Exhibits (cont'd)


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

        10.14 Executive Pension Benefits Plan, as amended (incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

        10.15  Executive Savings Plan (incorporated herein by reference to
               Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

        10.16 Amendment to revolving credit agreement dated as of October 1, 1995 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

        10.17 Private placement note agreement dated as of December 1, 1995 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

        10.18 1996 Long-Term Incentive Plan (incorporated herein by reference to the description of such plan set forth in the Company's Consent Solicitation Statement, furnished to its Stockholders on January 22, 1996, under the caption "Carter-Wallace, Inc. 1996 Long-Term Incentive Plan").

         13 Annual Report to Stockholders for the fiscal year ended March 31, 1996.

         21    Subsidiaries.

         23    KPMG Peat Marwick LLP Accountants' Consent

         27    Financial Data Schedule (EDGAR filing only)


(b)     Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended March 31, 1996.


                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CARTER-WALLACE, INC.
                                                     (Registrant)



DATED:  June 18, 1996                           BY: s/Daniel J. Black
                                                    Daniel J. Black
                                                    President and Chief
                                                     Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the respective dates indicated:

Signature                     Title                         Date
- ---------                     -----                         ----

s/Henry H. Hoyt, Jr.          Chairman of the Board and     June 18, 1996
Henry H. Hoyt, Jr.            Chief Executive Officer,
                              Director (Principal Execu-
                              tive Officer)


s/Daniel J. Black             President and Chief Opera-    June 18, 1996
Daniel J. Black               ting Officer, Director


s/David M. Baldwin            Director                      June 18, 1996
David M. Baldwin


s/Dr. Richard L. Cruess       Director                      June 18, 1996
Dr. Richard L. Cruess


s/Scott C. Hoyt               Director                      June 18, 1996
Scott C. Hoyt


s/Ralph Levine                Vice President, Secretary     June 18, 1996
Ralph Levine                  and General Counsel,
                              Director


Signature                     Title                         Date
- ---------                     -----                         ----

s/Herbert M. Rinaldi          Director                      June 18, 1996
Herbert M. Rinaldi



s/Paul A. Veteri              Vice President, Finance,      June 18, 1996
Paul A. Veteri                Director (Principal
                              Financial Officer)


s/Peter J. Griffin            Vice President and            June 18, 1996
Peter J. Griffin              Controller (Principal
                              Accounting Officer)




                 CARTER-WALLACE, INC. AND SUBSIDIARIES

    INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The consolidated financial statements and the related report of KPMG Peat Marwick LLP dated May 6, 1996 appearing on pages 14 through 35 of the 1996 Annual Report to Stockholders are incorporated herein by reference in this Form 10-K Annual Report.


The following are set forth in this Annual Report on Form 10-K:

                                                                  Page
                                                                  ----
Independent Auditors' Report on Supporting Financial
 Statement Schedule                                                14

Schedule II  - Valuation and qualifying accounts for each
                of the three years ended March 31, 1996            15



All other financial statement schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or related notes.



                     INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Carter-Wallace, Inc.:

Under date of May 6, 1996, we reported on the consolidated balance sheets of Carter-Wallace, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the three-year period ended March 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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


                                                    KPMG PEAT MARWICK LLP


New York, New York
May 6, 1996



                                                                    SCHEDULE II

                      CARTER-WALLACE, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                         Three Years Ended March 31, 1996
                            (in thousands of dollars)


                          Balance at  Charged to  Charged               Balance
                          beginning   costs and  to other                at end
Description               of period    expenses  accounts  Deductions  of period
- -----------               ----------  ---------- --------  ----------  ---------
Year ended March 31, 1996:

  Deducted from assets
   to which they apply:

    Allowance for
     doubtful accounts       $ 4,827    $ 1,090     $  -  $   559 (a)    $ 5,358
    Allowance for cash
     discounts                 1,517      8,381        -    8,540 (b)      1,358
                             -------    -------     ----  -------        -------
                             $ 6,344    $ 9,471     $  -  $ 9,099        $ 6,716
                             -------    -------     ----  -------        -------

  Reserve for Property
   Plant and Equipment       $14,308    $16,026     $  -  $30,334 (c)    $    -
                             -------    -------     ----  -------        -------

Year ended March 31, 1995:

  Deducted from assets
   to which they apply:

    Allowance for
     doubtful accounts       $4,284     $ 2,043 (d) $  -  $ 1,500 (a)(d) $ 4,827
    Allowance for cash
     discounts                1,671       8,127        -    8,281 (b)      1,517
                             -------    -------     ----  -------        -------
                             $5,955     $10,170     $  -  $ 9,781        $ 6,344
                             -------    -------     ----  -------        -------
  Reserve for Property
   Plant and Equipment       $   -      $18,028     $  -  $ 3,720 (c)    $14,308
                             -------    -------     ----  -------        -------

Year ended March 31, 1994:

  Deducted from assets
   to which they apply:

    Allowance for
     doubtful accounts       $3,589    $ 1,121      $  -  $   426 (a)    $ 4,284
    Allowance for cash
     discounts                2,050      8,200         -    8,579 (b)      1,671
                             -------    -------     ----  -------        -------
                             $5,639    $ 9,321      $  -  $ 9,005        $ 5,955
                             -------    -------     ----  -------        -------
Notes:

(a)  Accounts written off and recovered.
(b)  Net discounts allowed to customers.
(c)  Reserves applied against related assets.
(d) Includes $529 related to trade receivables from a drug wholesaler who filed for bankruptcy.