Form 10-Q
period 1996-06-30
CARTER WALLACE INC /DE/
filed 1996-07-25
CIK 18000

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20541

                               FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 1996

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


                               Yes   X       No


The number of shares of the registrant's Common Stock and Class B common stock outstanding at June 30, 1996 were 33,960,500 and 12,430,900, respectively.






                 CARTER-WALLACE, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q

                             JUNE 30, 1996




                    PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for
 the three months ended June 30, 1996 and 1995                         1

Condensed Consolidated Balance Sheets at
 June 30, 1996 and March 31, 1996                                      2

Condensed Consolidated Statements of Cash Flows
 for the three months ended June 30, 1996 and 1995                     3

Notes to Condensed Consolidated Financial Statements                   4

Report by KPMG Peat Marwick LLP on their Limited Review                6

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                7


                      PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                            10


Item 6 - Exhibits and Reports on Form 8-K                             10

Signatures                                                            11


















                    PART I - FINANCIAL INFORMATION
                 CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)


                                                    Three Months Ended
                                                         June 30,
                                                    1996          1995
Revenues:
  Net sales                                     $169,889,000  $177,037,000
  Other revenues                                   1,912,000     2,342,000

                                                 171,801,000   179,379,000

Cost and expenses:

  Cost of goods sold                              62,463,000    62,392,000
  Advertising, marketing & other
   selling expenses                               63,728,000    64,617,000
  Research & development expenses                  6,648,000     6,821,000
  General, administrative & other expenses        22,181,000    23,180,000
  Provision for condom plant closing                  -         20,100,000
  Interest expense                                 1,086,000       809,000

                                                 156,106,000   177,919,000

Earnings before taxes on income                   15,695,000     1,460,000

Provision for taxes on income                      6,435,000       599,000

Net earnings                                    $  9,260,000  $    861,000

Net earnings per average share
 of common stock outstanding                        $.20          $.02

Cash dividends per share                            $.04          $.04

Average shares of common
 stock outstanding                                46,387,000    46,146,000
















                 CARTER-WALLACE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  June 30,        March 31,
                                                    1996            1996
Assets                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                    $ 48,808,000     $ 51,185,000
  Short-term investments                         12,269,000       20,034,000
  Accounts and other receivables
    less allowances of $6,654,000
    at June 30, 1996 and
    $6,716,000 at March 31, 1996                130,078,000      131,931,000
  Inventories:
    Finished goods                               55,558,000       55,427,000
    Work in process                              13,683,000       13,327,000
    Raw materials and supplies                   24,996,000       23,450,000
                                                 94,237,000       92,204,000
  Deferred taxes, prepaid expenses
   and other current assets                      43,474,000       41,419,000

Total Current Assets                            328,866,000      336,773,000

Property, plant and equipment, at cost          270,236,000      261,255,000
Less:  accumulated depreciation and
        amortization                            124,953,000      121,982,000
                                                145,283,000      139,273,000
Intangible assets                               129,348,000      131,422,000
Deferred taxes and other assets                 110,179,000      111,457,000

Total Assets                                   $713,676,000     $718,925,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                             $ 39,924,000     $ 38,941,000
  Accrued expenses                              144,145,000      154,695,000
  Notes payable                                   7,024,000        6,054,000

Total Current Liabilities                       191,093,000      199,690,000

Long-Term Liabilities:
  Long-term debt                                 55,433,000       55,928,000
  Deferred compensation                          13,253,000       13,503,000
  Accrued postretirement benefit obligation      69,081,000       68,588,000
  Other long-term liabilities                    43,953,000       48,320,000

Total Long-Term Liabilities                     181,720,000      186,339,000

Stockholders' Equity:
  Common stock                                   34,620,000       34,613,000
  Class B common stock                           12,585,000       12,592,000
  Capital in excess of par value                  3,602,000        3,268,000
  Retained earnings                             317,978,000      310,573,000
  Less:  Foreign currency translation adj.
           and other                             18,043,000       18,059,000
         Treasury stock, at cost                  9,879,000       10,091,000

Total Stockholders' Equity                      340,863,000      332,896,000

Total Liabilities and Stockholders' Equity     $713,676,000     $718,925,000

                 CARTER-WALLACE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)



                                                   1996             1995

Cash flows from operations:
  Net earnings                                 $  9,260,000     $    861,000

  One-time charge for condom plant closing           -            20,100,000
  Cash payments for prior years one-time
   charges                                       (8,081,000)      (7,483,000)
  Changes in assets and liabilities              (5,681,000)     (17,069,000)
  Depreciation and amortization                   5,724,000        6,354,000

                                                  1,222,000        2,763,000


Cash flows used in investing activities:

  Additions to property, plant and equipment     (9,754,000)     (10,661,000)
  Decrease in short-term investments              7,700,000        3,285,000
  Other investing activities                        187,000          183,000

                                                 (1,867,000)      (7,193,000)

Cash flows used in financing activities:

  Dividends paid                                 (1,855,000)      (1,847,000)
  Increase in borrowings                          1,629,000        8,253,000
  Payments of debt                               (1,254,000)         (27,000)
  Purchase of treasury stock                       (134,000)      (2,815,000)

                                                 (1,614,000)       3,564,000
Effect of exchange rate changes on
 cash and cash equivalents                         (118,000)          81,000

Decrease in cash and cash equivalents          $ (2,377,000)    $   (785,000)
















                         CARTER-WALLACE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1996 AND 1995



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


Note 3:  Restructuring of Operations and Facilities

In connection with its restructuring program, the Company incurred one-time pre-tax charges of $16,500,000 in the year ended March 31, 1996 and $74,060,000 in the year ended March 31, 1995. The restructuring charges of $90,560,000 recorded over the two years consist primarily of estimated employee termination costs ($30,800,000), estimated plant closing costs including equipment write-offs ($26,000,000) and costs associated with the planned subleasing of office space on which the Company holds a long-term lease ($27,800,000).

The total anticipated reduction in the number of worldwide employees will be approximately 990 including 120 vacancies that will not be filled. Through June 30, 1996, 750 employees have been terminated with employee termination costs of $26,100,000 applied against the restructuring liability. In addition, approximately 110 positions have been eliminated as a result of voluntary resignations.

Net plant closing costs of $25,600,000, as well as $5,800,000 in costs associated with the subleasing of office space on which the Company holds a long-term lease have been applied against the restructuring liability.

Approximately $27,900,000 of the $90,560,000 provision for restructuring charges remains to be utilized in future periods. Substantially all of the $27,900,000 represents expected future cash outlays for subleasing costs and employee severance.



                             (Continued)









                         CARTER-WALLACE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1996 AND 1995

                              (Continued)



Note 4:  Closure of the Trenton Condom Manufacturing Facility

In the quarter ended June 30, 1995, the Company incurred a one-time pre-tax charge of $20,100,000 ($11,860,000 after taxes or $.26 per share) related to the planned closure of the Company's condom manufacturing plant in Trenton, New Jersey. Condom production currently performed at Trenton is in the process of being transferred to the Company's facility in Colonial Heights, VA. This pre-tax charge was subsequently adjusted by $3,000,000 to $23,100,000 in the quarter ended March 31, 1996.


Note 5:  Felbatol

As previously reported, in the year ended March 31, 1995 the Company incurred a one-time charge to pre-tax earnings of $37,780,000 related to use restrictions for Felbatol. This charge was adjusted by $8,200,000 to $45,980,000 in the quarter ended March 31, 1996. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $25,000,000 to $30,000,000 on a pre-tax basis.


Note 6:  Litigation

Information regarding Legal Proceedings involving the Company is presented in
Note 20 "Litigation Including Environmental Matters" of the Notes to the Consolidated Financial Statements on pages 31 to 33 of the Company's 1996 Annual Report to Stockholders incorporated by reference in the Company's Form 10-K for the year ended March 31, 1996 and is herein expressly incorporated by reference.

In addition to the legal proceedings outlined in the Company's 1996 Annual Report to Stockholders, five additional individual product liability actions have been filed against the Company. In one of these actions the complaint seeks compensatory damages of $50,000 and punitive damages of $50,000. In the other actions, the damages sought are unspecified.

The Company continues to believe, based upon opinion of counsel, it has good defenses to all of the above actions and should prevail.







<AUDIT-REPORT>
                     INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of earnings and retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated May 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                                KPMG Peat Marwick LLP




New York, New York
July 25, 1996

</AUDIT-REPORT>










                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations - Three months ended June 30, 1996 compared to three months ended June 30, 1995

Consolidated earnings after taxes in the three months ended June 30, 1996 were $9,260,000 or $.20 per share compared with net earnings of $861,000 or $.02 per share in the three months ended June 30, 1995. Excluding the one-time charge for the condom plant closing, net earnings for the three months ended June 30, 1995 were $12,720,000 or $.28 per share.

Net sales decreased $7,148,000 (4.0%) in the current year period as compared to net sales in the prior year period. The lower sales level resulted primarily from reduced unit volume in the Health Care segment. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition. Sales of Organidin NR may be particularly affected by generic competition. Unit sales were lower overall in the Consumer Products segment; however, unit volume for consumer products in international operations exceeded the prior year level.

Selling price increases, primarily in the Health Care segment, had a postive effect on sales in comparison with the prior year period. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $300,000 versus the prior year period.

Other revenues decreased $430,000 from $2,342,000 in the prior year period to $1,912,000 in the current year period.

Cost of goods sold as a percentage of net sales increased from 35.2% in the prior year period to 36.8% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses decreased by $889,000 or 1.4% versus the prior year period due to reduced expenses in the Consumer Products segment. Spending in the Health Care segment increased versus the prior year period.

Research and development expenses decreased by $173,000 or 2.5% versus the prior year period, primarily in the Health Care segment.

General, administrative and other expenses decreased $999,000 or 4.3% versus the prior year period, primarily due to lower rent expense and reduced compensation including fringe benefits.

Interest expense increased by $277,000 (34.2%) over the prior year period as a result of increased borrowings related largely to the expansion of the Colonial Heights, VA condom facility.

The estimated annual effective tax rate applied in the current year period was 41%, the same rate as in the prior year period.


                              (Continued)



                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)



Restructuring of Operations and Facilities

In connection with its restructuring program, the Company incurred one-time pre-tax charges of $16,500,000 in the year ended March 31, 1996 and $74,060,000 in the year ended March 31, 1995. The restructuring charges of $90,560,000 recorded over the two years consist primarily of estimated employee termination costs ($30,800,000), estimated plant closing costs including equipment write-offs ($26,000,000) and costs associated with the planned subleasing of off ice space on which the Company holds a long-term lease ($27,800,000).

The total anticipated reduction in the number of worldwide employees will be approximately 990 including 120 vacancies that will not be filled. Through June 30, 1996, 750 employees have been terminated with employee termination costs of $26,100,000 applied against the restructuring liability. In addition, approximately 110 positions have been eliminated as a result of voluntary resignations.

Net plant closing costs of $25,600,000, as well as $5,800,000 in costs associated with the subleasing of office space on which the Company holds a long-term lease have been applied against the restructuring liability.

Approximately $27,900,000 of the $90,560,000 provision for restructuring charges remains to be utilized in future periods. Substantially all of the $27,900,000 represents expected future cash outlays for subleasing costs and employee severance.


Closure of the Trenton Condom Manufacturing Facility

In the quarter ended June 30, 1995, the Company incurred a one-time pre-tax charge of $20,100,000 ($11,860,000 after taxes or $.26 per share) related to the planned closure of the Company's condom manufacturing plant in Trenton, New Jersey. Condom production currently performed at Trenton is in the process of being transferred to the Company's facility in Colonial Heights, VA. This pre-tax charge was subsequently adjusted by $3,000,000 to $23,100,000 in the quarter ended March 31, 1996.












                             (Continued)



                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)




Felbatol

As previously reported, in the year ended March 31, 1995 the Company incurred a one-time charge to pre-tax earnings of $37,780,000 related to use restrictions for Felbatol. This charge was adjusted by $8,200,000 to $45,980,000 in the quarter ended March 31, 1996. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $25,000,000 to $30,000,000 on a pre-tax basis.


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

Cash outlays in the three months ended June 30, 1996 relating to prior years one-time charges amount to approximately $8,100,000.






















                      PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

Please refer to Note 6 "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.



Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits - None

  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended June 30, 1996












































                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  July 25, 1996                           s/Daniel J. Black
                                               Daniel J. Black
                                               President & Chief
                                                Operating Officer




Date:  July 25, 1996                           S/Paul A. Veteri
                                               Paul A. Veteri
                                               Vice President, Finance
                                                & Chief Financial Officer