Form 10-Q
period 1996-09-30
CARTER WALLACE INC /DE/
filed 1996-10-24
CIK 18000

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 1996

( )  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Act
      of 1934
For the transition period from          to

Commission File Number    1-5910


                        CARTER-WALLACE, INC.
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
          (Exact name of registrant as specified in its charter)


           Delaware                                    13-4986583
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


1345 Avenue of the Americas
New York, New York                                        10105
(Address of principal executive                        (Zip Code)
 offices)


Registrant's telephone number, including area code:  212-339-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X       No


The number of shares of the registrant's Common Stock and Class B common stock outstanding at September 30, 1996 were 33,964,700 and 12,426,700, respectively.






                 CARTER-WALLACE, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q

                          SEPTEMBER 30, 1996




                    PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for the
 three and six months ended September 30, 1996 and 1995                1

Condensed Consolidated Balance Sheets at
 September 30, 1996 and March 31, 1996                                 2

Condensed Consolidated Statements of Cash Flows
 for the six months ended September 30, 1996 and 1995                  3

Notes to Condensed Consolidated Financial Statements                   4

Report by KPMG Peat Marwick LLP on their Limited Review                6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 7


                      PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                            11

Item 4 - Submission of Matters to a Vote of Security Holders          11

Item 6 - Exhibits and Reports on Form 8-K                             11

Signatures                                                            12


















                    PART I - FINANCIAL INFORMATION
                 CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)


                             Three Months Ended         Six Months Ended
                               September 30,              September 30,
                             1996         1995         1996         1995
Revenues:
  Net sales              $159,532,000 $154,810,000 $329,421,000 $331,847,000
  Other revenues            1,660,000    1,948,000    3,572,000    4,290,000

                          161,192,000  156,758,000  332,993,000  336,137,000

Cost and expenses:

  Cost of goods sold       62,308,000   59,712,000  124,771,000  122,104,000
  Advertising, marketing
   & other selling
   expenses                60,408,000   59,966,000  124,136,000  124,583,000
  Research & development
   expenses                 6,244,000    6,536,000   12,892,000   13,357,000
  General, administrative
   & other expenses        21,826,000   20,778,000   44,007,000   43,958,000
  Provision for
   restructuring               -        16,500,000       -        16,500,000
  Provision for condom
   plant closing               -            -            -        20,100,000
  Interest expense            913,000      935,000    1,999,000    1,744,000

                          151,699,000  164,427,000  307,805,000  342,346,000

Earnings (loss) before
 taxes on income            9,493,000   (7,669,000)  25,188,000   (6,209,000)

Provision (benefit) for
 taxes on income            3,892,000   (3,145,000)  10,327,000   (2,546,000)

Net earnings (loss)      $  5,601,000 $ (4,524,000)$ 14,861,000 $ (3,663,000)

Net earnings (loss) per
 average share of common
 stock outstanding           $ .12        $(.10)       $ .32        $(.08)

Cash dividends per share     $ .04        $ .04        $ .08        $ .08

Average shares of common
 stock outstanding         46,391,000   46,113,000   46,389,000   46,132,000






                 CARTER-WALLACE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                               September 30,      March 31,
                                                    1996            1996
Assets                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                    $ 43,478,000     $ 51,185,000
  Short-term investments                         15,804,000       20,034,000
  Accounts and other receivables
    less allowances of $7,342,000
    at September 30, 1996 and
    $6,716,000 at March 31, 1996                129,278,000      131,931,000
  Inventories:
    Finished goods                               52,472,000       55,427,000
    Work in process                              12,251,000       13,327,000
    Raw materials and supplies                   24,150,000       23,450,000
                                                 88,873,000       92,204,000
  Deferred taxes, prepaid expenses
   and other current assets                      42,334,000       41,419,000

Total Current Assets                            319,767,000      336,773,000

Property, plant and equipment, at cost          280,267,000      261,255,000
Less:  accumulated depreciation and
        amortization                            128,528,000      121,982,000
                                                151,739,000      139,273,000
Intangible assets                               128,207,000      131,422,000
Deferred taxes and other assets                 110,051,000      111,457,000

Total Assets                                   $709,764,000     $718,925,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                             $ 39,815,000     $ 38,941,000
  Accrued expenses                              143,385,000      154,695,000
  Notes payable                                   3,632,000        6,054,000

Total Current Liabilities                       186,832,000      199,690,000

Long-Term Liabilities:
  Long-term debt                                 52,923,000       55,928,000
  Deferred compensation                          14,146,000       13,503,000
  Accrued postretirement benefit obligation      69,191,000       68,588,000
  Other long-term liabilities                    41,472,000       48,320,000

Total Long-Term Liabilities                     177,732,000      186,339,000

Stockholders' Equity:
  Common stock                                   34,625,000       34,613,000
  Class B common stock                           12,580,000       12,592,000
  Capital in excess of par value                  3,602,000        3,268,000
  Retained earnings                             321,723,000      310,573,000
  Less:  Foreign currency translation adj.
           and other                             17,451,000       18,059,000
         Treasury stock, at cost                  9,879,000       10,091,000

Total Stockholders' Equity                      345,200,000      332,896,000

Total Liabilities and Stockholders' Equity     $709,764,000     $718,925,000

                 CARTER-WALLACE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)



                                                   1996             1995

Cash flows from operations:

  Net earnings (loss)                          $ 14,861,000     $ (3,663,000)

  Provision for one-time charges                     -            36,600,000
  Cash payments for prior years' one-time
   charges                                      (15,138,000)     (15,537,000)
  Changes in assets and liabilities               6,037,000      (13,580,000)
  Depreciation and amortization                  11,519,000       12,753,000

                                                 17,279,000       16,573,000


Cash flows used in investing activities:

  Additions to property, plant and equipment    (19,944,000)     (16,684,000)
  Decrease (increase) in short-term
   investments                                    4,189,000       (5,117,000)
  Other investing activities                        452,000          276,000

                                                (15,303,000)     (21,525,000)

Cash flows used in financing activities:

  Dividends paid                                 (3,711,000)      (3,692,000)
  Increase in borrowings                            414,000        9,401,000
  Payments of debt                               (6,096,000)      (2,137,000)
  Purchase of treasury stock                       (134,000)      (2,815,000)

                                                 (9,527,000)         757,000
Effect of exchange rate changes on
 cash and cash equivalents                         (156,000)         339,000

(Decrease) in cash and cash equivalents        $ (7,707,000)    $ (3,856,000)
















                         CARTER-WALLACE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1996 AND 1995



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

Included in the quarter ended September 30, 1995 is a one-time pre-tax charge of $16,500,000 ($9,740,000 after taxes or $.21 per share) related to the aforementioned restructuring program.

The restructuring program resulted in a worldwide reduction of approximately 990 employees, including 120 vacancies that were not filled. Through
September 30, 1996, employee termination costs of $28,000,000 have been applied against the restructuring liability.

Net plant closing costs of $25,900,000 as well as $6,500,000 in costs associated with the subleasing of office space on which the Company holds a long-term lease have been applied against the restructuring liability.

Approximately $24,200,000 of the $90,560,000 provision for restructuring charges remains to be utilized in future periods. Substantially all of the $24,200,000 represents expected future cash outlays for subleasing costs and employee severance.

Note 4:  Closure of the Trenton Condom Manufacturing Facility

In the quarter ended June 30, 1995, the Company incurred a one-time pre-tax charge of $20,100,000 ($11,860,000 after taxes or $.26 per share) related to the planned closure of the Company's condom manufacturing plant in Trenton, New Jersey. Condom production performed at Trenton is in the process of being transferred to the Company's facility in Colonial Heights, Virginia. This pre-tax charge was subsequently adjusted by $3,000,000 to $23,100,000 in the quarter ended March 31, 1996.

                             (Continued)


                         CARTER-WALLACE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1996 AND 1995

                              (Continued)



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

Note 6:  Litigation

Information regarding Legal Proceedings involving the Company is presented in
Note 20 "Litigation Including Environmental Matters" of the Notes to the Consolidated Financial Statements on pages 31 to 33 of the Company's 1996 Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and is herein expressly incorporated by reference.

In addition to the legal proceedings outlined in the Company's 1996 Annual Report to Stockholders, eleven additional individual product liability actions related to Felbatol have been filed against the Company. Damages are specified in one of the actions where the complaint seeks compensatory damages of $2,000,000. In the other actions the damages sought are unspecified.

The U.S. Court of Appeals for the Ninth Circuit has reversed and vacated the Order of the U.S. District Court, Northern District of California, which had certified a product liability action against the Company as a nation-wide class action.

With respect to the action filed by New Horizons Diagnostic Corporation ("NHDC") against Tambrands, Inc. ("Tambrands") and the Company, the parties have agreed to a settlement which required a payment by the Company related to "stick test" claims that was immaterial to its consolidated financial statements. The Company has filed an action against Tambrands which, among other things, seeks a declaratory judgment that the Company has no liability for any payments made to NHDC with respect to the "cup test" claims.

The action filed by an alleged shareholder of the Company which purported to be brought derivatively on behalf and for the benefit of the Company against the directors of the Company has been dismissed by the Supreme Court of the State and County of New York. The plaintiff has filed a notice of appeal.

The Company continues to believe, based upon opinion of counsel, that it has good defenses to all of the above pending actions and should prevail.


<AUDIT-REPORT>
                     INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of earnings for the three-month and six month periods ended September 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the six month periods ended September 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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






                                                KPMG Peat Marwick LLP




New York, New York
October 24, 1996
</AUDIT-REPORT>











                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations - Three months ended September 30, 1996 compared to three months ended September 30, 1995

Consolidated earnings after taxes in the three months ended September 30, 1996 were $5,601,000 or $.12 per share compared with a net loss of $4,524,000 or $.10 per share in the three months ended September 30, 1995. Excluding the one-time charge for restructuring, net earnings for the three months ended September 30, 1995 were approximately $5,200,000 or $.11 per share.

Net sales increased $4,722,000 (3.1%) in the current year period as compared to net sales in the prior year period. The higher sales level resulted primarily from selling price increases, largely in the Health Care segment. Unit volume was higher in both the Consumer Products and the Health Care segments. Sales of the recently acquired BioWhittaker and Clark diagnostic product lines had a positive effect on Health Care sales. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition. Sales of Organidin NR may be particularly affected by generic competition.

Changes in foreign exchange rates had an immaterial effect on sales in the current year period.

Other revenues, primarily interest income, decreased $288,000 from $1,948,000 in the prior year period to $1,660,000 in the current year period.

Cost of goods sold as a percentage of net sales increased from 38.6% in the prior year period to 39.1% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $442,000 or 0.7% versus the prior year period due to increased expenses in the Consumer Products segment. Spending in the Health Care segment was approximately the same as in the prior year period.

Research and development expenses decreased by $292,000 or 4.5% versus the prior year period due to lower spending in the Health Care segment.

General, administrative and other expenses increased $1,048,000 or 5.0% versus the prior year period, largely due to the establishment of a provision for a trade receivable related to the bankruptcy of a pharmaceutical wholesaler.

Interest expense decreased by $22,000 from $935,000 in the prior year period to $913,000 in the current year period.

The estimated annual effective tax rate applied in the current year period was 41%, the same rate as in the prior year period.



                              (Continued)




                         CARTER-WALLACE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations - Six months ended September 30, 1996 compared to six months ended September 30, 1995

Consolidated earnings after taxes in the six months ended September 30, 1996 were $14,861,000 or $.32 per share compared with a net loss of $3,663,000 or $.08 per share in the six months ended September 30, 1995. Excluding the one-time charges for the condom plant closing and restructuring, net earnings for the six months ended September 30, 1995 were approximately $17,900,000 or $.39 per share.

Net sales decreased $2,426,000 (0.7%) in the current year period as compared to net sales in the prior year period. The lower sales level resulted primarily from reduced unit volume in the Health Care segment. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition. Sales of Organidin NR may be particularly affected by generic competition. Sales of the recently acquired BioWhittaker and Clark diagnostic product lines had a positive effect on Health Care sales. Unit sales were lower overall in the Consumer Products segment; however, unit volume for Consumer Products in international operations exceeded the prior year level.

Selling price increases, primarily in the Health Care segment, had a positive effect on sales in comparison with the prior year period. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $300,000 versus the prior year period.

Other revenues, primarily interest income, decreased $718,000 from $4,290,000 in the prior year period to $3,572,000 in the current year period.

Cost of goods sold as a percentage of net sales increased from 36.8% in the prior year period to 37.9% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses decreased by $447,000 or 0.4% versus the prior year period due to reduced expenses in the Consumer Products segment. Spending in the Health Care segment increased versus the prior year period.

Research and development expenses decreased by $465,000 or 3.5% versus the prior year period due to lower spending in the Health Care segment.

General, administrative and other expenses increased $49,000 or 0.1% versus the prior year period. The increase in the current year period includes the establishment of a provision for a trade receivable related to the bankruptcy of a pharmaceutical wholesaler and a payment related to settlement of a patent infringement claim, offset in part by lower rent expense and reduced compensation including fringe benefits.

Interest expense increased by $255,000 or 14.6% over the prior year period as a result of increased borrowings related largely to the expansion of the Colonial Heights, VA condom facility.

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

Included in the quarter ended September 30, 1995 is a one-time pre-tax charge of $16,500,000 ($9,740,000 after taxes or $.21 per share) related to the aforementioned restructuring program.

The restructuring program resulted in a worldwide reduction of approximately 990 employees, including 120 vacancies that were not filled. Through
September 30, 1996, employee termination costs of $28,000,000 have been applied against the restructuring liability.

Net plant closing costs of $25,900,000, as well as $6,500,000 in costs associated with the subleasing of office space on which the Company holds a long-term lease have been applied against the restructuring liability.

Approximately $24,200,000 of the $90,560,000 provision for restructuring charges remains to be utilized in future periods. Substantially all of the $24,200,000 represents expected future cash outlays for subleasing costs and employee severance.


Closure of the Trenton Condom Manufacturing Facility

In the quarter ended June 30, 1995, the Company incurred a one-time pre-tax charge of $20,100,000 ($11,860,000 after taxes or $.26 per share) related to the planned closure of the Company's condom manufacturing plant in Trenton, New Jersey. Condom production performed at Trenton is in the process of being transferred to the Company's facility in Colonial Heights, Virginia. This pre-tax charge was subsequently adjusted by $3,000,000 to $23,100,000 in the quarter ended March 31, 1996.












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

In the Statement of Cash Flows the positive change in assets and liabilities in the current year period compared to that in the prior year period is due primarily to reduced working capital requirements in the current year as well as an increase in deferred taxes in the prior year.

Cash outlays in the six months ended September 30, 1996 relating to prior years' one-time charges amount to $15,138,000 as compared to $15,537,000 in the prior year.






















                      PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

Please refer to Note 6: Litigation of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 4 - Submission of Matters to a Vote of Security Holders

  (a)  The Annual Meeting of Stockholders of the Company was held on July 16,
       1996.

  (b) At the Annual Meeting the following proposals were submitted to a vote of security holders:

       (1) On the resolution relating to certain attributes of individuals to be directors of the Company, the number of votes cast in favor of this proposal was 9,680,606 and the number of votes cast against this proposal was 136,341,883.

       (2) On the resolution relating to commissioning an independent study of ways to increase shareholder value, the number of votes cast in favor of this proposal was 3,228,957 and the number of votes cast against this proposal was 142,899,976.

       (3) On the resolution relating to considering ways to enhance the value of the Company, the number of votes cast in favor of this proposal was 3,268,146 and the number of votes cast against this proposal was 142,875,192.

       (4) On the resolution to require the Company to disclose all political contributions made by the Company, the number of votes cast in favor of this proposal was 1,963,441 and the number of votes cast against this proposal was 143,767,968.


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits - None

  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended September 30, 1996

















                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  October 24, 1996                        /s/Daniel J. Black
                                               Daniel J. Black
                                               President & Chief
                                                Operating Officer




Date:  October 24, 1996                        /s/Paul A. Veteri
                                               Paul A. Veteri
                                               Vice President, Finance
                                                & Chief Financial Officer