Form 10-Q
period 1996-12-31
CARTER WALLACE INC /DE/
filed 1997-01-23
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended December 31, 1996

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

                               Yes   X       No

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at December 31, 1996 were 33,988,000 and 12,409,800, respectively.






                  CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                            DECEMBER 31, 1996




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for the
 three months and nine months ended December 31, 1996 and 1995          1

Condensed Consolidated Balance Sheets at
 December 31, 1996 and March 31, 1996                                   2

Condensed Consolidated Statements of Cash Flows
 for the nine months ended December 31, 1996 and 1995                   3

Notes to Condensed Consolidated Financial Statements                    4

Report by KPMG Peat Marwick LLP on their Limited Review                 6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7


                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                             11

Item 6 - Exhibits and Reports on Form 8-K                              11

Signatures                                                             12














                      PART I - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                             Three Months Ended         Nine Months Ended
                                December 31,               December 31,
                             1996         1995         1996         1995
Revenues:
  Net sales              $163,020,000 $162,004,000 $492,441,000 $493,851,000
  Other revenues            2,067,000    1,885,000    5,639,000    6,175,000

                          165,087,000  163,889,000  498,080,000  500,026,000

Cost and expenses:

  Cost of goods sold       58,254,000   58,861,000  183,025,000  180,965,000
  Advertising, marketing &
   other selling expenses  60,821,000   59,320,000  184,957,000  183,903,000
  Research & development
   expenses                 6,993,000    6,764,000   19,885,000   20,121,000
  General, administrative
   & other expenses        20,084,000   20,460,000   64,091,000   64,418,000
  Provision for
   restructuring               -            -            -        16,500,000
  Provision for condom
   plant closing               -            -            -        20,100,000
  Interest expense          1,114,000    1,063,000    3,113,000    2,807,000

                          147,266,000  146,468,000  455,071,000  488,814,000

Earnings before taxes
 on income                 17,821,000   17,421,000   43,009,000   11,212,000

Provision for taxes
 on income                  7,307,000    7,143,000   17,634,000    4,597,000

Net earnings             $ 10,514,000 $ 10,278,000 $ 25,375,000 $  6,615,000

Net earnings per average
 share of common stock
 outstanding                 $ .23        $ .22        $ .55        $ .14

Cash dividends per share     $ .04        $ .04        $ .12        $ .12

Average shares of common
 stock outstanding        46,396,000   46,138,000   46,392,000   46,136,000

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   December 31,    March 31,
                                                       1996          1996
Assets                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                       $ 34,353,000   $ 51,185,000
  Short-term investments                            18,033,000     20,034,000
  Accounts and other receivables less
    allowances of $6,930,000 at December 31,
     1996 and $6,716,000 at March 31, 1996         127,231,000    131,931,000
  Inventories:
    Finished goods                                  52,007,000     55,427,000
    Work in process                                 11,723,000     13,327,000
    Raw materials and supplies                      26,055,000     23,450,000
                                                    89,785,000     92,204,000
  Deferred taxes, prepaid expenses
   and other current assets                         40,740,000     41,419,000
Total Current Assets                               310,142,000    336,773,000

Property, plant and equipment, at cost             289,295,000    261,255,000
Less:  accumulated depreciation and amortization   133,306,000    121,982,000
                                                   155,989,000    139,273,000
Intangible assets                                  126,060,000    131,422,000
Deferred taxes and other assets                    111,062,000    111,457,000

Total Assets                                      $703,253,000   $718,925,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $ 30,415,000   $ 38,941,000
  Accrued expenses                                 140,997,000    154,695,000
  Notes payable                                      3,295,000      6,054,000
Total Current Liabilities                          174,707,000    199,690,000

Long-Term Liabilities:
  Long-term debt                                    52,361,000     55,928,000
  Deferred compensation                             14,996,000     13,503,000
  Accrued postretirement benefit obligation         69,404,000     68,588,000
  Other long-term liabilities                       39,324,000     48,320,000

Total Long-Term Liabilities                        176,085,000    186,339,000

Stockholders' Equity:
  Common stock                                      34,642,000     34,613,000
  Class B common stock                              12,563,000     12,592,000
  Capital in excess of par value                     3,591,000      3,268,000
  Retained earnings                                330,381,000    310,573,000
  Less:  Foreign currency translation
           adjustment and other                     18,926,000     18,059,000
         Treasury stock, at cost                     9,790,000     10,091,000
Total Stockholders' Equity                         352,461,000    332,896,000

Total Liabilities and Stockholders' Equity        $703,253,000   $718,925,000

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                               (Unaudited)



                                                    1996             1995

Cash flows from operations:
  Net earnings                                  $ 25,375,000     $  6,615,000

  Provision for one-time charges                      -            36,600,000
  Cash payments for prior years'
   one-time charges                              (22,634,000)     (25,817,000)
  Changes in assets and liabilities                1,087,000         (762,000)
  Depreciation and amortization                   17,308,000       18,777,000

                                                  21,136,000       35,413,000


Cash flows used in investing activities:

  Additions to property, plant and equipment     (27,474,000)     (25,700,000)
  Acquisition of product lines from
   BioWhittaker Inc. and Clark Laboratories         (500,000)     (11,555,000)
  Decrease (increase) in short-term
   investments                                     1,863,000       (4,898,000)
  Other investing activities                         325,000          617,000

                                                 (25,786,000)     (41,536,000)

Cash flows used in financing activities:

  Dividends paid                                  (5,567,000)      (5,537,000)
  Increase in borrowings                              92,000       43,204,000
  Payments of debt                                (6,341,000)      (2,973,000)
  Purchase of treasury stock                        (134,000)      (4,216,000)
                                                 (11,950,000)      30,478,000
Effect of exchange rate changes on
 cash and cash equivalents                          (232,000)         (97,000)

(Decrease) increase in cash and
  cash equivalents                              $(16,832,000)    $ 24,258,000









                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996 AND 1995


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

Note 3:  Restructuring of Operations and Facilities

In connection with its restructuring program, the Company incurred one-time pre-tax charges of $16,500,000 in the year ended March 31, 1996, all of which was incurred in the nine month period ended December 31, 1995, and $74,060,000 in the year ended March 31, 1995. The restructuring charges of $90,560,000 recorded over the two years consist primarily of estimated employee termination costs ($30,800,000), estimated plant closing costs including equipment write-offs ($26,000,000) and costs associated with the planned subleasing of office space on which the Company holds a long-term lease ($27,800,000).

The restructuring program resulted in a worldwide reduction of approximately 990 employees, including 120 vacancies that were not filled. Through
December 31, 1996, employee termination costs of $29,500,000 have been applied against the restructuring liability.

Net plant closing costs of $26,000,000 as well as $7,200,000 in costs associated with the subleasing of office space on which the Company holds a long-term lease have been applied against the restructuring liability.

Approximately $21,700,000 of the $90,560,000 provision for restructuring charges remains to be utilized in future periods. Substantially all of the $21,700,000 represents expected future cash outlays for subleasing costs and employee severance.

Note 4:  Closure of the Trenton Condom Manufacturing Facility

In the quarter ended June 30, 1995, the Company incurred a one-time pre-tax charge of $20,100,000 ($11,860,000 after taxes or $.26 per share) related to the planned closure of the Company's condom manufacturing plant in Trenton, New Jersey. Condom production previously performed at Trenton has been transferred to the Company's facility in Colonial Heights, Virginia. This pre-tax charge was subsequently adjusted by $3,000,000 to $23,100,000 in the quarter ended March 31, 1996.

                              (Continued)
                           CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996 AND 1995
                               (Continued)

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

<AUDIT-REPORT>
                       INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of December 31, 1996, and the related condensed consolidated statements of earnings for the three month and nine month periods ended December 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine month periods ended December 31, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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






                                                KPMG Peat Marwick LLP




New York, New York
January 23, 1997

</AUDIT-REPORT>



                           CARTER-WALLACE, INC.
             ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations




Results of Operations - Three months ended December 31, 1996 compared to three months ended December 31, 1995

Consolidated earnings after taxes in the three months ended December 31, 1996 were $10,514,000 or $.23 per share compared with net earnings of $10,278,000 or $.22 per share in the three months ended December 31, 1995.

Net sales increased $1,016,000 (0.6%) in the current year period as compared to net sales in the prior year period. The higher sales level resulted primarily from selling price increases, largely in the Health Care segment. Unit volume in the Health Care segment was also higher. Sales of the recently acquired BioWhittaker and Clark diagnostic product lines had a positive effect on Health Care sales. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition. Sales of Organidin NR may be particularly affected by generic competition. Unit volume in the Consumer Products segment was lower.

Higher foreign exchange rates had the effect of increasing sales in the current year period by approximately $700,000.

Other revenues increased $182,000 (9.7%) from $1,885,000 in the prior year period to $2,067,000 in the current year period.

Cost of goods sold as a percentage of net sales decreased from 36.3% in the prior year period to 35.7% in the current year period primarily due to selling price increases in the Health Care segment.

Advertising, marketing and other selling expenses increased by $1,501,000 or 2.5% versus the prior year period due to increased expenses in both the Consumer Products and Health care segments. Spending in the Health Care segment includes expenses related to the introduction of Astelin nasal spray planned for the fourth quarter of fiscal 1997.

Research and development expenses increased by $229,000 or 3.4% versus the prior year period due to higher spending in the Consumer Products segment.

General, administrative and other expenses decreased $376,000 or 1.8% versus the prior year period, largely due to the timing of certain expenditures which occurred earlier in the year.

Interest expense increased by $51,000 from $1,063,000 in the prior year period to $1,114,000 in the current year period.

The estimated annual effective tax rate applied in the current year period was 41%, the same rate as in the prior year period.


                               (Continued)
                           CARTER-WALLACE, INC.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations



Results of Operations - Nine months ended December 31, 1996 compared to nine months ended December 31, 1995

Consolidated earnings after taxes in the nine months ended December 31, 1996 were $25,375,000 or $.55 per share compared with net earnings of $6,615,000 or $.14 per share in the nine months ended December 31, 1995. Excluding the one-time charges for the condom plant closing and restructuring, net earnings for the nine months ended December 31, 1995 were approximately $28,200,000 or $.61 per share.

Net sales decreased $1,410,000 (0.3%) in the current year period as compared to net sales in the prior year period. The lower sales level resulted primarily from reduced unit volume in both the Health Care and Consumer Products segments. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition. Sales of Organidin NR may be particularly affected by generic competition. Sales of the recently acquired BioWhittaker and Clark diagnostic product lines had a positive effect on Health Care sales.

Selling price increases, primarily in the Health Care segment, had a positive effect on sales in comparison with the prior year period. Higher foreign exchange rates had the effect of increasing sales in the current year period by approximately $400,000 versus the prior year period.

Other revenues, primarily interest income, decreased $536,000 (8.7%) from $6,175,000 in the prior year period to $5,639,000 in the current year period.

Cost of goods sold as a percentage of net sales increased from 36.6% in the prior year period to 37.2% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $1,054,000 or 0.6% versus the prior year period due to increased expenses in the Health Care segment, including spending related to the introduction of Astelin nasal spray planned for the fourth quarter of fiscal 1997. Spending in the Consumer Products segment decreased versus the prior year period.

Research and development expenses decreased by $236,000 or 1.2% versus the prior year period due to lower spending in the Health Care segment.

General, administrative and other expenses decreased $327,000 or 0.5% versus the prior year period. The decrease in the current year period is due to lower rent expense and reduced compensation including fringe benefits, offset in part by the establishment of a provision for a trade receivable related to the bankruptcy of a pharmaceutical wholesaler and a payment related to settlement of a patent infringement claim.


                              (Continued)


                           CARTER-WALLACE, INC.
                 Management's Discussion and Dnalysis of
              Financial Condition and Results of Operations
                               (Continued)


Interest expense increased by $306,000 or 10.9% over the prior year period as a result of increased borrowings related largely to the expansion of the Colonial Heights, VA condom facility.

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

The restructuring program resulted in a worldwide reduction of approximately 990 employees, including 120 vacancies that were not filled. Through
December 31, 1996, employee termination costs of $29,500,000 have been applied against the restructuring liability.

Net plant closing costs of $26,000,000, as well as $7,200,000 in costs associated with the subleasing of office space on which the Company holds a long-term lease have been applied against the restructuring liability.

Approximately $21,700,000 of the $90,560,000 provision for restructuring charges remains to be utilized in future periods. Substantially all of the $21,700,000 represents expected future cash outlays for subleasing costs and employee severance.


Closure of the Trenton Condom Manufacturing Facility

In the quarter ended June 30, 1995, the Company incurred a one-time pre-tax charge of $20,100,000 ($11,860,000 after taxes or $.26 per share) related to the planned closure of the Company's condom manufacturing plant in Trenton, New Jersey. Condom production previously performed at Trenton has been transferred to the Company's facility in Colonial Heights, Virginia. This pre-tax charge was subsequently adjusted by $3,000,000 to $23,100,000 in the quarter ended March 31, 1996.





                               Continued)



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


Astelin

In November, 1996, the Food and Drug Administration approved the Company's New Drug Application to market Astelin nasal spray for seasonal allergic rhinitis. The Company will launch Astelin nasal spray in the fourth quarter of fiscal 1997 with introductory levels of marketing spending planned. The results of operations for the three months and nine months ended December 31, 1996 included spending related to the introduction of Astelin nasal spray.


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

Cash outlays in the nine months ended December 31, 1996 relating to prior years' one-time charges amount to $22,634,000 as compared to $25,817,000 in the prior year.






                       PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

Please refer to Note 6: Litigation of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits - None

  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended December 31, 1996








































                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  January 23, 1997                        /s/Daniel J. Black
                                               Daniel J. Black
                                               President & Chief
                                                Operating Officer




Date:  January 23, 1997                        /s/Paul A. Veteri
                                               Paul A. Veteri
                                               Vice President, Finance
                                                & Chief Financial Officer