Form 10-K405
period 1997-03-31
CARTER WALLACE INC /DE/
filed 1997-06-17
CIK 18000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended MARCH 31, 1997
Commission File Number 1-5910
                              CARTER-WALLACE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-4986583
(State or other jurisdiction of              I.R.S. Employer Identification No.)
 incorporation or organization)
1345 AVENUE OF THE AMERICAS, NEW YORK, NY                  10105
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. (X)

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 2, 1997 was 33,951,256 and 12,389,361, respectively.

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 2, 1997 was approximately $370,068,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
      Annual Report to Stockholders for the fiscal
       year ended March 31, 1997                                 Parts I & II
      Proxy Statement for the Annual Meeting of
       Stockholders to be held July 15, 1997                     Parts III & IV

                                     PART I


ITEM 1.   BUSINESS

Carter-Wallace, Inc. (the "Company") is engaged in the manufacture and sale of a diversified line of products in the Consumer Products and Health Care segments. Additional information is presented on page 11 "Description of Business Segments" of the 1997 Annual Report to Stockholders and is herein expressly incorporated by reference.


BUSINESS SEGMENTS AND GEOGRAPHIC DATA

Financial information about the Company's business segments and geographic areas for the three years ended March 31, 1997 is presented on page 8 under the caption "Net Sales and Earnings" and also on pages 25 and 26, note 14, "Business Segments" of the Notes to Consolidated Financial Statements, both included in the 1997 Annual Report to Stockholders and herein expressly incorporated by reference.


FOREIGN OPERATIONS

Foreign operations are generally subject to certain political and economic risks that are not present in domestic operations. Such risks may include expropriation of assets, restrictions on earnings remittances and fluctuating exchange rates. Changes in foreign exchange rates had the effect of decreasing sales by $1,900,000 in the fiscal year ended March 31, 1997 in comparison to the prior year. Additional information is presented on page 18, note 4, "Foreign Operations" of the Notes to Consolidated Financial Statements of the 1997 Annual Report to Stockholders and is herein expressly incorporated by reference.


COMPETITION

Both business segments in which the Company operates are extremely competitive and include larger corporations with greater resources for research, product development and promotion. The Company competes on the basis of price, advertising, promotion, quality of product and other methods relevant to the business. In fiscal 1997, the Company's "Arrid" line of anti-perspirants and deodorants is believed to have accounted for an estimated 7.2% share of the domestic anti-perspirant and deodorant market. The "Trojan", "Class Act" and "Naturalamb" condom brands are estimated to have accounted for well over 60% of total domestic retail condom sales. The Company's worldwide condom sales were approximately $95,400,000, $98,700,000 and $91,900,000 in the fiscal years ended March 31, 1997, 1996 and 1995, respectively. Additional information is presented on page 8 under the caption "Net Sales and Earnings" in the 1997 Annual Report to Stockholders and is herein expressly incorporated by reference.

RAW MATERIALS

The Company's major raw materials are chemicals, plastics, latex, steel cans and packaging materials. These materials are generally available from several sources and the Company has had no significant supply problems to date. The Company generally has two or more approved suppliers for production materials and issues purchase commitments to provide its suppliers with adequate lead time.


PATENTS AND LICENSES

The Company owns or is licensed under a number of patents and patent applications covering several of its products. The expiration or any other change in any of these patents or patent applications will not materially affect the Company's business. Royalty income does not constitute a material portion of total revenue.


RESTRUCTURING OF OPERATIONS AND FACILITIES

Information regarding the Company's restructuring of operations and facilities is presented on page 9 under the caption "Restructuring of Operations and Facilities" and on page 24 in note 13, "Restructuring of Operations and Facilities" of the Notes to Consolidated Financial Statements, both included in the 1997 Annual Report to Stockholders and herein expressly incorporated by reference.


FELBATOL (FELBAMATE)

Information regarding the effect of "Felbatol" matters on the Company's business is presented on page 9 under the caption "Felbatol (Felbamate)" and on page 28 in note 17, "Felbatol (Felbamate)" of the Notes to Consolidated Financial Statements, both included in the 1997 Annual Report to Stockholders and herein expressly incorporated by reference.


ENVIRONMENTAL MATTERS

Information regarding environmental matters is presented on pages 28 and 29 in note 19, "Litigation Including Environmental Matters" of the Notes to Consolidated Financial Statements, included in the 1997 Annual Report to Stockholders and herein expressly incorporated by reference.

RESEARCH AND DEVELOPMENT

Expenditures for research and development totaled $27,284,000 in 1997, $26,494,000 in 1996 and $41,315,000 in 1995. Research and development expenses in 1997 increased $790,000 or 3.0% as a result of higher spending in the Consumer Products segment. Research and development expense in the Health Care segment was lower than the prior year. In 1996 research and development expenses decreased by $14,821,000 or 36% from the prior year primarily due to lower spending for "Felbatol" (felbamate) as well as the completion of the "Astelin" (azelastine) clinical trials.

Since October 1994, research and development of "Astelin" Nasal Spray for rhinitis and "Taurolin" (taurolidine), an antitoxin for the treatment of sepsis has continued through independent research facilities managed by internal supervisory personnel.
Research is also continuing on "Felbatol" (felbamate).

The "Astelin" Nasal Spray New Drug Application ("NDA") was approved on November 4, 1996 and launched on March 10, 1997. The "Astelin" (azelastine) tablet NDA for rhinitis is pending at the FDA. The Company has not yet decided whether to seek final approval for this NDA. The "Astelin" (azelastine) tablet NDA for asthma will be withdrawn as soon as it is no longer needed to support the other two NDAs.

A large scale, multi-centered clinical efficacy trial for "Taurolin" (taurolidine) is ongoing.

Approximately 160 employees are employed in research and development activities.


EMPLOYEES

The Company, together with its subsidiaries, employed approximately 3,460 people worldwide at March 31, 1997.


DISCONTINUATION OF THE ORGANIDIN (IODINATED GLYCEROL) PRODUCT LINE

Information regarding the effect of discontinuing the "Organidin" (iodinated glycerol) product line is presented on pages 9 and 10 under the caption "Discontinuance of the Organidin (Iodinated Glycerol) Product Line" and on page 28 in note 18, "Discontinuance of the Organidin (Iodinated Glycerol) Product Line" of the Notes to Consolidated Financial Statements, both included in the 1997 Annual Report to Stockholders and herein expressly incorporated by reference.


ACQUISITIONS

Information regarding acquisitions is presented on page 24 in note 10, "Acquisitions" of the Notes to Consolidated Financial Statements, included in the 1997 Annual Report to Stockholders and is herein expressly incorporated by reference.

ITEM 2.   PROPERTIES

The executive offices of the Company are located at 1345 Avenue of the Americas, New York, New York, in space leased until May, 2011. A portion of this space has been subleased. The following are the other principal facilities of the Company:

                                                                    AREA
LOCATION                   PRODUCTS MANUFACTURED                (SQ. FEET)

OWNED IN FEE:

MANUFACTURING FACILITIES
 AND OFFICES:

Cranbury, New Jersey       Pharmaceuticals, toiletries
                            and pet products                      734,000
Colonial Heights,
 Virginia                  Condoms                                200,000
Decatur, Illinois          Pharmaceuticals                        108,000
Winsted, Connecticut       Pet products                            45,000
Montreal, Canada           Pharmaceuticals                        162,000
Folkestone, England        Toiletries                              76,000
Milan, Italy               Pharmaceuticals and diagnostics         52,000
Pisa, Italy                Toiletries, adhesive tapes
                            and bandages                           49,000
Mexico City, Mexico        Pharmaceuticals and diagnostics         63,000
New Plymouth, New Zealand  Condom processing                       31,000

WAREHOUSE AND OFFICES:

Toronto, Canada                                                    52,000

LEASED:

MANUFACTURING FACILITIES AND OFFICES:

Santa Ana, California      Toiletries                              10,400
Mexico City, Mexico        Toiletries                              56,000
Barcelona, Spain           Toiletries                              58,600
Milan, Italy               Diagnostics                             21,000

WAREHOUSE AND OFFICES:

Dayton, New Jersey                                                200,000
Momence, Illinois                                                  43,000
Plainsboro, New Jersey *                                           23,300
Sydney, Australia                                                  19,000
Folkestone, England                                                40,000
Clichy, France *                                                   11,800
Revel, France                                                      36,000


*  OFFICES ONLY

The Company has agreements with several agents throughout the world for the manufacture of certain products to its specifications. The Company has several other short-term leases for manufacturing plants, warehousing space and sales offices. In April, 1997, the Company reopened its New Plymouth, New Zealand facility. In addition, the Company consolidated its two Canadian operations and has discontinued manufacturing operations at its Toronto, Canada facility. With minor exceptions, all other facilities are operating at normal capacity. Maintenance and Repairs were $6,061,000 in 1997, $6,189,000 in 1996 and $6,950,000 in 1995.


ITEM 3.   LEGAL PROCEEDINGS

Information regarding Legal Proceedings involving the Company is presented on pages 28 through 31 in note 19, "Litigation Including Environmental Matters" of the Notes to Consolidated Financial Statements, included in the 1997 Annual Report to Stockholders and herein expressly incorporated by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT *

Executive Officers of the Registrant are as follows:

                                                                    HELD PRESENT
NAME                    AGE    OFFICE                               OFFICE SINCE

Henry H. Hoyt, Jr.       69    Chairman of the Board and
                                Chief Executive Officer                   1974

Ralph Levine             61    President and Chief Operating Officer      1997

Paul A. Veteri           55    Executive Vice President, Finance
                                and Chief Financial Officer               1997

T. Rosie Albright        50    Vice President, Consumer Products, U.S.    1995

John Bridgen, Ph.D.      50    Vice President, Diagnostics, U.S.          1984

Robert A. Cuthbert       70    Vice President, Pet Products, U.S.         1983

Donald R. Daoust,Ph.D.   61    Vice President, Quality Control            1978

Peter J. Griffin         54    Vice President and Controller              1983

Adrian J. L. Huns        49    Vice President, International              1996

Michael J. Kopec         57    Vice President, Manufacturing              1978

Stephen R. Lang          62    Vice President, Secretary and
                                General Counsel                           1997

Thomas B. Moorhead       63    Vice President, Human Resources            1987

George H. Ohye           61    Vice President, Compliance and
                                Regulatory                                1994

Herbert Sosman           64    Vice President, Pharmaceuticals, U.S.      1984

C. Richard Stafford      61    Vice President, Corporate Development      1977

James L. Wagar           62    Vice President and Treasurer               1981

Mark Wertlieb            41    Vice President, Taxes                      1996

Each officer holds office until the first meeting of the Board of Directors following each Annual Meeting of the Stockholders and until his successor has been duly elected and qualified (except that the Board of Directors may at any meeting elect additional officers), unless his term is earlier terminated through death, resignation, removal or otherwise. The next Annual Meeting of the Stockholders is scheduled to be held July 15, 1997.

* All executive officers have held their present office for the last five years except those noted on the following page.

Ralph Levine was appointed President and Chief Operating Officer in April, 1997. Mr. Levine was previously Vice President, Secretary and General Counsel since prior to 1992 until April, 1997.

Paul A. Veteri was appointed Executive Vice President and Chief Financial Officer, in April, 1997. Mr. Veteri was previously Vice President and Chief Financial Officer since prior to 1992 until April, 1997.

Stephen R. Lang was appointed Corporate Vice President in March, 1997 and Secretary and General Counsel in April, 1997. Mr. Lang was previously a Partner and Chairman of the Litigation Department of Whitman, Breed, Abbott & Morgan since prior to 1992 until March, 1997.

Mark Wertlieb was appointed Corporate Vice President, Taxes in August,
1996. Mr. Wertlieb was previously a Tax Partner at KPMG Peat Marwick LLP since prior to 1992 until August, 1996.

T. Rosie Albright was appointed Corporate Vice President, Consumer
Products, U.S. and President, Carter Products Division, in December, 1995. Ms. Albright was previously General Manager and Executive Vice President, Beauty Care with Revlon, Inc. since 1993. She was Executive Vice President of the Carter Products Division of Carter-Wallace, Inc. from 1992 to 1993.

Adrian J. L. Huns was appointed Corporate Vice President, International and President, International Division in May, 1996. Mr. Huns was Managing Director of Carter-Wallace Ltd., a subsidiary of Carter-Wallace, Inc., since prior to 1992 until May, 1996.

George H. Ohye was appointed Vice President, Compliance and Regulatory in April, 1994. Mr. Ohye was previously Senior Vice President, Regulatory Affairs with Johnson & Johnson's R.W. Johnson Pharmaceutical Research Institute since prior to 1992 until April, 1994. He held the concomitant position of Member, Board of Directors of the Ortho-McNeil Pharmaceutical Division of Johnson & Johnson.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
           HOLDER MATTERS

Information required by this item is presented on pages 1 and 7 of the 1997 Annual Report to Stockholders and is herein expressly incorporated by reference.

ITEM 6.   SELECTED FINANCIAL DATA

Information required by this item is incorporated herein by reference to page 7 of the 1997 Annual Report to Stockholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION

Information required by this item is incorporated herein by reference to pages 8 through 10 of the 1997 Annual Report to Stockholders.

                                    PART III

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated herein by reference to pages 12 through 32 of the 1997 Annual Report to Stockholders.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement, dated June 16, 1997, for the Annual Meeting of Stockholders to be held July 15, 1997, under the captions "Stock Ownership", "Election of Directors" and "Board of Directors and Committees".

Information with respect to Executive Officers of the Registrant is set forth under the heading "Executive Officers of the Registrant" in Part I on pages 6 and 7 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the Company's Proxy Statement, dated June 16, 1997, for the Annual Meeting of Stockholders to be held July 15, 1997, under the caption "Executive Compensation and Other Information".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement, dated June 16, 1997, for the Annual Meeting of Stockholders to be held July 15, 1997, under the captions "Voting Rights" and "Stock Ownership".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the Company's Proxy Statement, dated June 16, 1997, for the Annual Meeting of Stockholders to be held July 15, 1997, under the caption "Election of Directors".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)(1),(A)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The financial statements and financial statement schedule filed as part of this report are listed or incorporated by reference in the "Index of Financial Statements and Financial Statement Schedule" on page 14 of this Form.

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

         10.6 Employment Agreement, dated April 1, 1997, between the Company and Ralph Levine.

         10.7 Employment Agreement, dated April 1, 1997, between the Company and Paul A. Veteri.

         10.8 Employment Agreement, dated April 15, 1997 and effective October 31, 1997, between the Company and Herbert Sosman.

         10.9 Employment Agreement, dated November 14, 1991, between the Company and Herbert Sosman (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992).

        10.10 Supplemental Death Benefit Agreement, as amended (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).


                                   (CONTINUED)

        10.11 Lease Agreement, dated December 2, 1988, between the Company and Fisher - Sixth Avenue Company and Hawaiian Sixth Avenue Corporation (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989).

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

        10.16 Amendment to Revolving Credit Agreement, dated as of October 1, 1995 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

        10.17 Note Agreement, dated as of December 1, 1995 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

        10.18 1996 Long-Term Incentive Plan (incorporated herein by reference to the description of such plan set forth in the Company's Consent Solicitation Statement, furnished to its Stockholders on January 22, 1996, under the caption "Carter- Wallace, Inc. 1996 Long-Term Incentive Plan").

        10.19 Employment Agreement, dated September 11, 1996, between the Company and T. Rosie Albright.

        10.20 Consulting Agreement, dated July 15,1996, between the Company and Daniel J. Black.

        13 Annual Report to Stockholders for the fiscal year ended March 31, 1997.

         21    Subsidiaries.

         23    KPMG Peat Marwick LLP Accountants' Consent

         27    Financial Data Schedule (EDGAR filing only)

(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CARTER-WALLACE, INC.
                                  (Registrant)



DATED:  June 16, 1997                           BY: /s/Ralph Levine
        -------------                               ---------------
                                                    Ralph Levine
                                                    President and Chief
                                                     Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the respective dates indicated:

SIGNATURE                     TITLE                         DATE




/s/Henry H. Hoyt, Jr.         Chairman of the Board and     June 16, 1997
--------------------------
Henry H. Hoyt, Jr.            Chief Executive Officer,
                           Director (Principal Execu-
                                  tive Officer)



/s/Daniel J. Black            Director                      June 16, 1997
--------------------------
Daniel J. Black



/s/David M. Baldwin           Director                      June 16, 1997
--------------------------
David M. Baldwin



/s/Dr. Richard L. Cruess      Director                      June 16, 1997
--------------------------
Dr. Richard L. Cruess



/s/Suzanne H. Garcia          Director                      June 16, 1997
--------------------------
Suzanne H. Garcia

SIGNATURE                     TITLE                         DATE



/s/Scott C. Hoyt              Director                      June 16, 1997
--------------------------
Scott C. Hoyt



/s/Ralph Levine               President and Chief           June 16, 1997
--------------------------
Ralph Levine                  Operating Officer,
                              Director



/s/Herbert M. Rinaldi         Director                      June 16, 1997
--------------------------
Herbert M. Rinaldi



/s/Paul A. Veteri             Executive Vice President,     June 16, 1997
--------------------------
Paul A. Veteri                Finance, Director (Principal
                              Financial Officer)



/s/Peter J. Griffin           Vice President and            June 16, 1997
--------------------------
Peter J. Griffin              Controller (Principal
                              Accounting Officer)

                      CARTER-WALLACE, INC. AND SUBSIDIARIES

         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE





The consolidated financial statements and the related report of KPMG Peat Marwick LLP dated May 27, 1997 appearing on pages 12 through 32 of the 1997 Annual Report to Stockholders are incorporated herein by reference in this Form 10-K Annual Report.

The following are set forth in this Annual Report on Form 10-K:


                                                                  PAGE

INDEPENDENT AUDITORS' REPORT ON SUPPORTING FINANCIAL
 STATEMENT SCHEDULE                                                15

SCHEDULE II  - Valuation and qualifying accounts for each
                of the three years ended March 31, 1997            16



All other financial statement schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Carter-Wallace, Inc.:


Under date of May 27, 1997, we reported on the consolidated balance sheets of Carter-Wallace, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the three-year period ended March 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                    KPMG PEAT MARWICK LLP




New York, New York
May 27, 1997

                                   SCHEDULE II
                      CARTER-WALLACE, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                        Three Years Ended March 31, 1997
                            (in thousands of dollars)

                           Balance at  Charged to  Charged                Balance
                           beginning   costs and   to other               at end
Description                of period    expenses   accounts  Deductions  of period

YEAR ENDED MARCH 31, 1997:

  Deducted from assets to which they apply:
    Allowance for
     doubtful accounts       $ 5,358    $ 1,182 (c) $   -    $ 1,226 (a)(c) $ 5,314
    Allowance for cash
     discounts                 1,358      8,048         -      7,990 (b)      1,416
                             -------    -------     ------   -------        -------
                             $ 6,716    $ 9,230     $   -    $ 9,216        $ 6,730
                             -------    -------     ------   -------        -------

YEAR ENDED MARCH 31, 1996:

  Deducted from assets to which they apply:
    Allowance for
     doubtful accounts       $ 4,827    $ 1,090     $   -    $   559 (a)    $ 5,358
    Allowance for cash
     discounts                 1,517      8,381         -      8,540 (b)      1,358
                             -------    -------     ------   -------        -------
                             $ 6,344    $ 9,471     $   -    $ 9,099        $ 6,716
                             -------    -------     ------   -------        -------
  Reserve for Property
   Plant and Equipment       $14,308    $16,026     $   -    $30,334 (d)    $    -
                             -------    -------     ------   -------        ------

YEAR ENDED MARCH 31, 1995:

  Deducted from assets to which they apply:
    Allowance for
     doubtful accounts       $ 4,284    $ 2,043 (e)  $   -    $ 1,500 (a)(e) $ 4,827
    Allowance for cash
     discounts                 1,671      8,127          -      8,281 (b)      1,517
                             -------    -------      ------   -------        -------
                             $ 5,955    $10,170      $   -    $ 9,781        $ 6,344
                             -------    -------      ------   -------        -------
  Reserve for Property
   Plant and Equipment       $    -     $18,028      $   -    $ 3,720 (d)    $14,308
                             -------    -------      ------   -------        -------

NOTES:
(A)  Accounts written off and recovered.
(B)  Net discounts allowed to customers.
(C) Includes $508 related to trade receivables from a wholesaler who filed for bankruptcy.
(D)  Reserves applied against related assets.
(E) Includes $529 related to trade receivables from a drug wholesaler who filed for bankruptcy.