Form 10-Q
period 1997-06-30
CARTER WALLACE INC /DE/
filed 1997-07-25
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 1997

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

                               Yes   X       No

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 30, 1997 were 33,940,700 and 12,388,100, respectively.







                  CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                              JUNE 30, 1997




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for
 the three months ended June 30, 1997 and 1996                          1

Condensed Consolidated Balance Sheets at
 June 30, 1997 and March 31, 1997                                       2

Condensed Consolidated Statements of Cash Flows
 for the three months ended June 30, 1997 and 1996                      3

Notes to Condensed Consolidated Financial Statements                    4

Report by KPMG Peat Marwick LLP on their limited review                 5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  6


                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                              8

Item 6 - Exhibits and Reports on Form 8-K                               8

Signatures                                                              9














                      PART I - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                                                       Three Months Ended
                                                            June 30,
                                                      1997           1996
Revenues:
  Net sales                                       $170,115,000   $169,889,000
  Other revenues                                     1,423,000      1,912,000

                                                   171,538,000    171,801,000

Cost and expenses:

  Cost of goods sold                                59,982,000     62,463,000
  Advertising, marketing &
   other selling expenses                           65,878,000     63,728,000
  Research & development
   expenses                                          6,227,000      6,648,000
  General, administrative
   & other expenses                                 22,854,000     22,181,000
  Interest expense                                   1,080,000      1,086,000

                                                   156,021,000    156,106,000

Earnings before taxes
 on income                                          15,517,000     15,695,000

Provision for taxes
 on income                                           6,207,000      6,435,000

Net earnings                                      $  9,310,000   $  9,260,000

Net earnings per average share
 of common stock outstanding                          $ .20         $ .20

Cash dividends per share                              $ .04         $ .04

Average shares of common
 stock outstanding                                  46,338,000     46,387,000




                  CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     June 30,      March 31,
                                                       1997          1997
Assets                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                       $ 38,921,000   $ 35,124,000
  Short-term investments                            12,729,000     18,667,000
  Accounts and other receivables less
    allowances of $6,650,000 at June 30,
     1997 and $6,730,000 at March 31, 1997         123,642,000    122,685,000
  Inventories:
    Finished goods                                  50,603,000     50,918,000
    Work in process                                 12,614,000     11,744,000
    Raw materials and supplies                      26,781,000     24,559,000
                                                    89,998,000     87,221,000
  Deferred taxes, prepaid expenses
   and other current assets                         41,557,000     37,459,000
Total Current Assets                               306,847,000    301,156,000

Property, plant and equipment, at cost             291,407,000    291,486,000
Less:  accumulated depreciation and amortization   140,404,000    136,642,000
                                                   151,003,000    154,844,000
Intangible assets                                  121,395,000    123,339,000
Deferred taxes and other assets                     93,113,000    106,583,000

Total Assets                                      $672,358,000   $685,922,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $ 36,749,000   $ 34,867,000
  Accrued expenses                                 106,579,000    120,059,000
  Notes payable                                      3,059,000      3,258,000
Total Current Liabilities                          146,387,000    158,184,000

Long-Term Liabilities:
  Long-term debt                                    50,666,000     51,025,000
  Deferred compensation                             15,958,000     14,631,000
  Accrued postretirement benefit obligation         69,604,000     69,432,000
  Other long-term liabilities                       32,927,000     43,496,000

Total Long-Term Liabilities                        169,155,000    178,584,000

Stockholders' Equity:
  Common stock                                      34,663,000     34,655,000
  Class B common stock                              12,542,000     12,550,000
  Capital in excess of par value                     4,204,000      3,588,000
  Retained earnings                                337,362,000    329,906,000
  Less:  Foreign currency translation
           adjustment and other                     21,080,000     20,965,000
         Treasury stock, at cost                    10,875,000     10,580,000
Total Stockholders' Equity                         356,816,000    349,154,000
Total Liabilities and Stockholders' Equity        $672,358,000   $685,922,000

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                               (Unaudited)



                                                    1997             1996

Cash flows from operations:
  Net earnings                                  $ 9,310,000     $  9,260,000

  Cash payments for one-time charges             (7,637,000)      (8,081,000)
  Changes in assets and liabilities              (8,772,000)      (5,681,000)
  Depreciation and amortization                   6,009,000        5,724,000

                                                 (1,090,000)       1,222,000


Cash flows used in investing activities:

  Additions to property, plant and equipment     (3,799,000)      (9,754,000)
  Decrease in short-term investments              5,984,000        7,700,000
  Proceeds from sale of property, plant
    and equipment                                 5,940,000          187,000

                                                  8,125,000       (1,867,000)

Cash flows used in financing activities:

  Dividends paid                                 (1,854,000)      (1,855,000)
  Increase in borrowings                              -            1,629,000
  Payments of debt                                 (515,000)      (1,254,000)
  Purchase of treasury stock                       (796,000)        (134,000)

                                                 (3,165,000)      (1,614,000)

Effect of exchange rate changes on
 cash and cash equivalents                          (73,000)        (118,000)

Increase (decrease) in cash and
  cash equivalents                              $ 3,797,000     $ (2,377,000)












                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997 AND 1996



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

Note 3:  Felbatol

As previously reported, in the year ended March 31, 1995 the Company incurred a one-time charge to pre-tax earnings of $37,780,000 related to use restrictions for Felbatol. This charge was adjusted by $8,200,000 to $45,980,000 in the quarter ended March 31, 1996. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $20,000,000 to $25,000,000 on a pre-tax basis.

Note 4:  Litigation

Information regarding Legal Proceedings involving the Company is presented in
Note 19 "Litigation Including Environmental Matters" of the Notes to the Consolidated Financial Statements on pages 28 to 31 of the Company's 1997 Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and is herein expressly incorporated by reference.

The Company continues to believe, based upon opinion of counsel, that it has good defenses to all of the above pending actions and should prevail.







<AUDIT-REPORT>

                       INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of earnings for the three month periods ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the three month periods ended June 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of earnings and retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated May 27, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                                KPMG PEAT MARWICK LLP




New York, New York
July 24, 1997


</AUDIT-REPORT>



                           CARTER-WALLACE, INC.
             ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations




Results of Operations - Three months ended June 30, 1997 compared to three months ended June 30, 1996

Consolidated earnings after taxes in the three months ended June 30, 1997 were $9,310,000 or $.20 per share compared with net earnings of $9,260,000 or $.20 per share in the three months ended June 30, 1996.

Net sales increased $226,000 (0.1%) in the current year period as compared to net sales in the prior year period. The higher sales level resulted primarily from selling price increases, largely in the Health Care segment. Unit volume in the Consumer Products segment was higher; however unit volume in the Health Care segment was lower despite sales of Astelin Nasal Spray, which was launched in the fourth quarter of fiscal 1997. Sales of other pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates, primarily in Italy and France, had the effect of decreasing sales in the current year period by approximately $2,900,000. The effect of changes in foreign exchange on earnings was not material.

Other revenues decreased $489,000 (25.6%) from $1,912,000 in the prior year period to $1,423,000 in the current year period due largely to reduced interest income.

Cost of goods sold as a percentage of net sales decreased from 36.8% in the prior year period to 35.3% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $2,150,000 or 3.4% versus the prior year period due to increased expenses in the Health care segment related to the introduction of Astelin Nasal Spray which was launched in the fourth quarter of fiscal 1997. Spending in the Consumer Products segment was slightly lower.

Research and development expenses decreased by $421,000 or 6.3% versus the prior year period due to lower spending in the Health Care segment.

General, administrative and other expenses increased $673,000 or 3.0% versus the prior year period.

The estimated annual effective tax rate applied in the current year period was 40%, as compared to a 41% rate in the prior fiscal year due primarily to the mix of domestic and international income.






                               (Continued)


                           CARTER-WALLACE, INC.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (Continued)




The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as of December 31, 1997. Adoption of this statement is not expected to have a material effect on the Company's earnings per share.


Felbatol

As previously reported, in the year ended March 31, 1995 the Company incurred a one-time charge to pre-tax earnings of $37,780,000 related to use restrictions for Felbatol. This charge was adjusted by $8,200,000 to $45,980,000 in the quarter ended March 31, 1996. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $20,000,000 to $25,000,000 on a pre-tax basis.


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

Approximately 15% of the Company's debt is financed at variable interest rates. Changes in interest rates could affect interest expense in future periods.

In the Statement of Cash Flows the cash outflow from the change in assets and liabilities in the current year period compared to that in the prior year period is due primarily to increased working capital requirements in the current year.

Cash outlays in the three months ended June 30, 1997 relating to prior years one-time charges amount to $7,637,000 as compared to $8,081,000 in the prior year.









                       PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

Please refer to Note 4: "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit 27      Financial Data Schedule (EDGAR filing only)

  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended June 30, 1997








































                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  July 24, 1997                           s/Ralph Levine
                                               Ralph Levine
                                               President & Chief
                                                Operating Officer




Date:  July 24, 1997                           s/Paul A. Veteri
                                               Paul A. Veteri
                                               Executive Vice President,
                                                Finance & Chief Financial
                                                Officer