Form 10-Q
period 1997-09-30
CARTER WALLACE INC /DE/
filed 1997-10-29
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 1997

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

                               Yes   X       No

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at September 30, 1997 were 33,960,900 and 12,367,900, respectively.







                  CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                            SEPTEMBER 30, 1997




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for the
 three and six months ended September 30, 1997 and 1996                 1

Condensed Consolidated Balance Sheets at
 September 30, 1997 and March 31, 1997                                  2

Condensed Consolidated Statements of Cash Flows
 for the six months ended September 30, 1997 and 1996                   3

Notes to Condensed Consolidated Financial Statements                    4

Report by KPMG Peat Marwick LLP on their limited review                 5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  6


                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                              9

Item 4 - Submission of Matters to a Vote of Security Holders            9

Item 6 - Exhibits and Reports on Form 8-K                              10

Signatures                                                             11











                      PART I - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                              Three Months Ended         Six Months Ended
                                September 30,              September 30,
                              1997         1996         1997         1996
Revenues:

  Net sales               $168,459,000 $159,532,000 $338,574,000 $329,421,000
  Other revenues             1,452,000    1,660,000    2,875,000    3,572,000

                           169,911,000  161,192,000  341,449,000  332,993,000

Cost and expenses:

  Cost of goods sold        62,340,000   62,308,000  122,322,000  124,771,000
  Advertising, marketing &
   other selling expenses   68,954,000   60,408,000  134,832,000  124,136,000
  Research & development
   expenses                  7,923,000    6,244,000   14,150,000   12,892,000
  General, administrative
   & other expenses         21,704,000   21,826,000   44,558,000   44,007,000
  Interest expense           1,114,000      913,000    2,194,000    1,999,000

                           162,035,000  151,699,000  318,056,000  307,805,000

Earnings before taxes
 on income                   7,876,000    9,493,000   23,393,000   25,188,000

Provision for taxes
 on income                   3,150,000    3,892,000    9,357,000   10,327,000

Net earnings              $  4,726,000 $  5,601,000 $ 14,036,000 $ 14,861,000

Net earnings per average
 share of common stock
 outstanding                  $ .10        $ .12        $ .30        $ .32

Cash dividends per share      $ .04        $ .04        $ .08        $ .08

Average shares of common
 stock outstanding          46,329,000   46,391,000   46,334,000   46,389,000



                  CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  September 30,    March 31,
                                                       1997          1997
Assets                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                       $ 34,455,000   $ 35,124,000
  Short-term investments                            19,764,000     18,667,000
  Accounts and other receivables less
    allowances of $6,972,000 at September 30,
     1997 and $6,730,000 at March 31, 1997         134,883,000    122,685,000
  Inventories:
    Finished goods                                  43,993,000     50,918,000
    Work in process                                 11,922,000     11,744,000
    Raw materials and supplies                      27,638,000     24,559,000
                                                    83,553,000     87,221,000
  Deferred taxes, prepaid expenses
   and other current assets                         38,248,000     37,459,000
Total Current Assets                               310,903,000    301,156,000

Property, plant and equipment, at cost             294,493,000    291,486,000
Less:  accumulated depreciation and amortization   143,606,000    136,642,000
                                                   150,887,000    154,844,000
Intangible assets                                  118,212,000    123,339,000
Deferred taxes and other assets                     93,681,000    106,583,000

Total Assets                                      $673,683,000   $685,922,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $ 33,513,000   $ 34,867,000
  Accrued expenses                                 117,256,000    120,059,000
  Notes payable                                      4,673,000      3,258,000
Total Current Liabilities                          155,442,000    158,184,000

Long-Term Liabilities:
  Long-term debt                                    47,286,000     51,025,000
  Deferred compensation                             16,637,000     14,631,000
  Accrued postretirement benefit obligation         69,852,000     69,432,000
  Other long-term liabilities                       28,201,000     43,496,000

Total Long-Term Liabilities                        161,976,000    178,584,000

Stockholders' Equity:
  Common stock                                      34,683,000     34,655,000
  Class B common stock                              12,522,000     12,550,000
  Capital in excess of par value                     4,204,000      3,588,000
  Retained earnings                                340,235,000    329,906,000
  Less:  Foreign currency translation
           adjustment and other                     24,504,000     20,965,000
         Treasury stock, at cost                    10,875,000     10,580,000
Total Stockholders' Equity                         356,265,000    349,154,000

Total Liabilities and Stockholders' Equity        $673,683,000   $685,922,000

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               (Unaudited)



                                                      1997           1996

Cash flows from operations:
  Net earnings                                    $ 14,036,000   $ 14,861,000

  Cash payments for one-time charges               (11,092,000)   (15,138,000)
  Changes in assets and liabilities                 (5,949,000)     6,037,000
  Depreciation and amortization                     12,044,000     11,519,000

                                                     9,039,000     17,279,000


Cash flows used in investing activities:

  Additions to property, plant and equipment        (8,138,000)   (19,944,000)
  (Increase) decrease in short-term investments     (1,051,000)     4,189,000
  Proceeds from sale of property, plant
    and equipment                                    6,142,000        452,000

                                                    (3,047,000)   (15,303,000)

Cash flows used in financing activities:

  Dividends paid                                    (3,707,000)    (3,711,000)
  Increase in borrowings                                34,000        414,000
  Payments of debt                                  (1,837,000)    (6,096,000)
  Purchase of treasury stock                          (796,000)      (134,000)

                                                    (6,306,000)    (9,527,000)

Effect of exchange rate changes on
 cash and cash equivalents                            (355,000)      (156,000)

(Decrease) in cash and cash equivalents           $   (669,000)  $ (7,707,000)












                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1997 AND 1996



Note 1:  Interim Reports

The results of the interim periods are not necessarily indicative of results expected for a full year's operations. In the opinion of management, all adjustments necessary for a fair statement of results of these interim periods have been reflected in these financial statements and are of a normal recurring nature.

Note 2:  Review of Independent Auditors

The financial information included in this Form has been reviewed by KPMG Peat Marwick LLP, independent auditors. A copy of their report on this limited review is included in this Form.

Note 3:  Felbatol

As previously reported, in the year ended March 31, 1995 the Company incurred a one-time charge to pre-tax earnings of $37,780,000 related to use restrictions for Felbatol. This charge was adjusted by $8,200,000 to $45,980,000 in the year ended March 31, 1996. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $20,000,000 to $25,000,000 on a pre-tax basis.

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







<AUDIT-REPORT>

                       INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of earnings for the three month and six month periods ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six month periods ended September 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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




New York, New York
October 29, 1997

</AUDIT-REPORT>



                           CARTER-WALLACE, INC.
             ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations




Results of Operations - Three months ended September 30, 1997 compared to three months ended September 30, 1996

Consolidated earnings after taxes in the three months ended September 30, 1997 were $4,726,000 or $.10 per share compared with net earnings of $5,601,000 or $.12 per share in the three months ended September 30, 1996.

Net sales increased $8,927,000 (5.6%) in the current year period as compared to net sales in the prior year period. The higher sales level resulted primarily from unit volume and selling price increases in the Health Care segment. Unit volume in the Health Care segment was higher due largely to sales of Astelin Nasal Spray, which was launched in the fourth quarter of fiscal 1997. Sales of other pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates, primarily in France and Italy, had the effect of decreasing sales in the current year period by approximately $4,000,000. The effect of changes in foreign exchange on earnings was not material.

Other revenues decreased $208,000 (12.5%) from $1,660,000 in the prior year period to $1,452,000 in the current year period. Interest income was lower than in the prior year period.

Cost of goods sold as a percentage of net sales decreased from 39.1% in the prior year period to 37.0% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $8,546,000 or 14.1% versus the prior year period due largely to increased expenses in the Health Care segment related to the introduction of Astelin Nasal Spray which was launched in the fourth quarter of fiscal 1997. Spending in the Consumer Products segment was also higher.

Research and development expenses increased by $1,679,000 or 26.9% versus the prior year period due to higher spending in both the Consumer Products and Health Care segments. The increased spending in the Consumer Products segment was due to employee termination costs related to organizational changes.

General, administrative and other expenses decreased $122,000 or 0.6% versus the prior year period.

The estimated annual effective tax rate applied in the current year period was 40%, as compared to a 41% rate in the prior fiscal year due primarily to the mix of domestic and international income.

                               (Continued)

                           CARTER-WALLACE, INC.
             ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                              (Continued)



Results of Operations - Six months ended September 30, 1997 compared to six months ended September 30, 1996

Consolidated earnings after taxes in the six months ended September 30, 1997 were $14,036,000 or $.30 per share compared with net earnings of $14,861,000 or $.32 per share in the six months ended September 30, 1996.

Net sales increased $9,153,000 (2.8%) in the current year period as compared to net sales in the prior year period. The higher sales level resulted primarily from unit volume and selling price increases, largely in the Health Care segment. Unit volume in the Health Care segment was higher due to sales of Astelin Nasal Spray, which was launched in the fourth quarter of fiscal 1997. Sales of other pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition. Unit volume in the Consumer Products segment was also higher.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates, primarily in France and Italy, had the effect of decreasing sales in the current year period by approximately $6,900,000. The effect of changes in foreign exchange on earnings was not material.

Other revenues decreased $697,000 (19.5%) from $3,572,000 in the prior year period to $2,875,000 in the current year period due largely to reduced interest income.

Cost of goods sold as a percentage of net sales decreased from 37.9% in the prior year period to 36.1% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $10,696,000 or 8.6% versus the prior year period due largely to increased expenses in the Health Care segment related entirely to the introduction of Astelin Nasal Spray which was launched in the fourth quarter of fiscal 1997. Spending in the Consumer Products segment was also higher.

Research and development expenses increased by $1,258,000 or 9.8% versus the prior year period due to higher spending in the Consumer Products segment, largely as a result of employee termination costs related to organizational changes.

General, administrative and other expenses increased $551,000 or 1.3% versus the prior year period.

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

Astelin

In accordance with the terms of the Company's agreement with ASTA Medica AG, a joint venture is expected to be formed during the quarter ending December 31, 1997 under which the Company will be responsible for all manufacturing, selling, marketing and administrative activities for Astelin and Depen, another product licensed from ASTA Medica AG, and will receive compensation for these activities from the joint venture.


Felbatol

As previously reported, in the year ended March 31, 1995 the Company incurred a one-time charge to pre-tax earnings of $37,780,000 related to use restrictions for Felbatol. This charge was adjusted by $8,200,000 to $45,980,000 in the year ended March 31, 1996. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge that would have a material adverse effect on the Company's results of operations and possibly on its financial condition. Should the product no longer be available, the Company currently estimates that the additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, will be in the range of $20,000,000 to $25,000,000 on a pre-tax basis.


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

In the Statement of Cash Flows the cash outflow from the change in assets and liabilities in the current year period compared to that in the prior year period is due primarily to increased working capital requirements in the current year, primarily accounts receivable.

Cash outlays before income tax benefit considerations in the six months ended September 30, 1997 relating to prior years one-time charges amount to $11,092,000 as compared to $15,138,000 in the prior year.
                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Please refer to Note 4: "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)   The Annual Meeting of Stockholders of the Company was held on July 15,
      1997.

(b) At the Annual Meeting the following matters were submitted to a vote of security holders:

 (1) Each person named below received the number of votes set opposite his or her name for election as Director of the Company to serve until the next Annual Meeting of Stockholders and until his or her successor shall have been elected and qualified:

           David M. Baldwin                    148,678,667
           Daniel J. Black                     148,612,329
           Richard L. Cruess                   148,702,211
           Suzanne H. Garcia                   148,625,245
           Henry H. Hoyt, Jr.                  148,622,361
           Scott C. Hoyt                       148,605,240
           Ralph Levine                        148,646,735
           Herbert M. Rinaldi                  148,624,245
           Paul A. Veteri                      148,648,097

      1,843,517 votes were withheld from voting on Directors.

 (2) On the resolution relating to the appointment of KPMG Peat Marwick LLP, independent auditors, to audit the financial statements of the Company for the fiscal year ending March 31, 1998, the number of votes cast in favor of this proposal was 149,359,537 and the number of votes cast against this proposal was 1,118,404.

 (3) On the resolution relating to amendment of the 1996 Long-Term Incentive Plan with respect to the rights of participants who retire under the Company's Pension Plan to exercise options, the number of votes cast in favor of this proposal was 147,727,324 and the number of votes cast against this proposal was 2,565,548.

 (4) On the resolution relating to certain attributes of individuals to be directors of the Company, the number of votes cast in favor of this proposal was 8,050,033 and the number of votes cast against this proposal was 136,565,345.

 (5) On the resolution relating to the form of compensation to be paid to non-employee directors, the number of votes cast in favor of this proposal was 3,392,724 and the number of votes cast against this proposal was 141,123,226.

                      PART II - OTHER INFORMATION





Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit 27 - Financial Data Schedule (EDGAR filing only)

  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended September 30, 1997













































                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  October 29, 1997                        /s/Ralph Levine
                                               Ralph Levine
                                               President & Chief
                                                Operating Officer




Date:  October 29, 1997                        /s/Paul A. Veteri
                                               Paul A. Veteri
                                               Executive Vice President,
                                                Finance & Chief Financial
                                                Officer