Form 10-Q
period 1997-12-31
CARTER WALLACE INC /DE/
filed 1998-01-27
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended December 31, 1997

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

                               Yes   X       No

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at December 31, 1997 were 33,447,400 and 12,356,900, respectively.







                  CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                            DECEMBER 31, 1997




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for the
 three and nine months ended December 31, 1997 and 1996                 1

Condensed Consolidated Balance Sheets at
 December 31, 1997 and March 31, 1997                                   2

Condensed Consolidated Statements of Cash Flows
 for the nine months ended December 31, 1997 and 1996                   3

Notes to Condensed Consolidated Financial Statements                    4

Report by KPMG Peat Marwick LLP on their limited review                 5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  6


                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                             10

Item 6 - Exhibits and Reports on Form 8-K                              10

Signatures                                                             11













                      PART I - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                              Three Months Ended        Nine Months Ended
                                 December 31,              December 31,
                              1997         1996         1997         1996
Revenues:

  Net sales               $152,521,000 $163,020,000 $491,095,000 $492,441,000
  Other revenues             2,061,000    2,067,000    4,936,000    5,639,000

                           154,582,000  165,087,000  496,031,000  498,080,000

Cost and expenses:

  Cost of goods sold        56,666,000   58,254,000  178,988,000  183,025,000
  Advertising, marketing &
   other selling expenses   60,380,000   60,821,000  195,212,000  184,957,000
  Research & development
   expenses                  6,261,000    6,993,000   20,411,000   19,885,000
  General, administrative
   & other expenses         19,362,000   20,084,000   63,920,000   64,091,000
  Interest expense           1,118,000    1,114,000    3,312,000    3,113,000

                           143,787,000  147,266,000  461,843,000  455,071,000

Earnings before taxes
 on income                  10,795,000   17,821,000   34,188,000   43,009,000

Provision for taxes
 on income                   3,976,000    7,307,000   13,333,000   17,634,000

Net earnings              $  6,819,000 $ 10,514,000 $ 20,855,000 $ 25,375,000

Earnings per share -
 Basic and Diluted            $ .15        $ .23        $ .45        $ .55

Cash dividends per share      $ .04        $ .04        $ .12        $ .12

Average shares of common
 stock outstanding          46,085,000   46,396,000   46,235,000   46,392,000




                  CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   December 31,    March 31,
                                                       1997          1997
Assets                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                       $ 19,987,000   $ 35,124,000
  Short-term investments                            27,072,000     18,667,000
  Accounts and other receivables less
    allowances of $7,337,000 at December 31,
     1997 and $6,730,000 at March 31, 1997         135,929,000    122,685,000
  Inventories:
    Finished goods                                  45,167,000     50,918,000
    Work in process                                 11,510,000     11,744,000
    Raw materials and supplies                      26,216,000     24,559,000
                                                    82,893,000     87,221,000
  Deferred taxes, prepaid expenses
   and other current assets                         37,503,000     37,459,000
Total Current Assets                               303,384,000    301,156,000

Property, plant and equipment, at cost             298,958,000    291,486,000
Less:  accumulated depreciation and amortization   147,728,000    136,642,000
                                                   151,230,000    154,844,000
Intangible assets                                  117,035,000    123,339,000
Deferred taxes and other assets                     93,678,000    106,583,000

Total Assets                                      $665,327,000   $685,922,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $ 29,111,000   $ 34,867,000
  Accrued expenses                                 116,092,000    120,059,000
  Notes payable                                      8,994,000      3,258,000
Total Current Liabilities                          154,197,000    158,184,000

Long-Term Liabilities:
  Long-term debt                                    42,779,000     51,025,000
  Deferred compensation                             15,993,000     14,631,000
  Accrued postretirement benefit obligation         69,846,000     69,432,000
  Other long-term liabilities                       28,953,000     43,496,000

Total Long-Term Liabilities                        157,571,000    178,584,000

Stockholders' Equity:
  Common stock                                      34,694,000     34,655,000
  Class B common stock                              12,511,000     12,550,000
  Capital in excess of par value                     4,204,000      3,588,000
  Retained earnings                                345,201,000    329,906,000
  Less:  Foreign currency translation
           adjustment and other                     23,696,000     20,965,000
         Treasury stock, at cost                    19,355,000     10,580,000
Total Stockholders' Equity                         353,559,000    349,154,000

Total Liabilities and Stockholders' Equity        $665,327,000   $685,922,000

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                               (Unaudited)



                                                      1997           1996

Cash flows from operations:
  Net earnings                                    $ 20,855,000   $ 25,375,000

  Cash payments for one-time charges               (12,685,000)   (22,634,000)
  Changes in assets and liabilities                 (8,885,000)     1,087,000
  Depreciation and amortization                     18,145,000     17,308,000

                                                    17,430,000     21,136,000


Cash flows used in investing activities:

  Additions to property, plant and equipment       (12,383,000)   (27,474,000)
  Cash paid for acquisitions                             -           (500,000)
  (Increase) decrease in short-term investments     (8,839,000)     1,863,000
  Proceeds from sale of property, plant
   and equipment                                     6,263,000        325,000

                                                   (14,959,000)   (25,786,000)

Cash flows used in financing activities:

  Dividends paid                                    (5,560,000)    (5,567,000)
  Increase in borrowings                               289,000         92,000
  Payments of debt                                  (2,473,000)    (6,341,000)
  Purchase of treasury stock                        (9,277,000)      (134,000)

                                                   (17,021,000)   (11,950,000)

Effect of exchange rate changes on
 cash and cash equivalents                            (587,000)      (232,000)

(Decrease) in cash and cash equivalents           $(15,137,000)  $(16,832,000)











                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997 AND 1996


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









<AUDIT-REPORT>

                       INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of December 31, 1997, and the related condensed consolidated statements of earnings for the three month and nine month periods ended December 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine month periods ended December 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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




New York, New York
January 27, 1998

</AUDIT-REPORT>



                           CARTER-WALLACE, INC.
             ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations - Three months ended December 31, 1997 compared to three months ended December 31, 1996

Consolidated earnings after taxes in the three months ended December 31, 1997 were $6,819,000 or $.15 per share compared with net earnings of $10,514,000 or $.23 per share in the three months ended December 31, 1996.

Net sales decreased $10,499,000 (6.4%) in the current year period as compared to net sales in the prior year period. As noted in the following paragraph, lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $4,200,000. Unit volume was lower in the Health Care segment despite sales of Astelin Nasal Spray which was launched in the fourth quarter of fiscal 1997. Sales of other pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition. Selling price increases had a positive effect on sales in the Health Care segment. Unit volume was higher in the Consumer Products segment.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates, primarily in France and Italy, had the effect of decreasing sales in the current year period by approximately $4,200,000. The effect of changes in foreign exchange on earnings was not material.

Other revenues decreased slightly from $2,067,000 in the prior year period to $2,061,000 in the current year period. Interest income was lower than in the prior year period.

Cost of goods sold as a percentage of net sales increased from 35.7% in the prior year period to 37.2% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses decreased by $441,000 or 0.7% versus the prior year period due largely to reduced expense in the Consumer Products segment, principally in the international markets due to lower exchange rates and reduced spending, offset in part by increased spending in the Health Care segment related to the introduction of Astelin Nasal Spray which was launched in the fourth quarter of fiscal 1997.

Research and development expenses decreased by $732,000 or 10.5% versus the prior year period due to reduced spending in both the Health Care and Consumer Products segments.

General, administrative and other expenses decreased $722,000 or 3.6% versus the prior year period, largely in international operations.

The estimated annual effective tax rate applied in the nine months ended December 31, 1997 was 39%, which was lower than the 40% rate applied in the six months ended September 30, 1997, thereby resulting in a tax rate in the three months ended December 31, 1997 of 36.8%. This rate is lower than the fiscal 1997 annual tax rate of 41% due primarily to the mix of domestic and international income.
                               (Continued)

                           CARTER-WALLACE, INC.
             ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                              (Continued)


Results of Operations - Nine months ended December 31, 1997 compared to nine months ended December 31, 1996

Consolidated earnings after taxes in the nine months ended December 31, 1997 were $20,855,000 or $.45 per share compared with net earnings of $25,375,000 or $.55 per share in the nine months ended December 31, 1996.

Net sales decreased $1,346,000 (0.3%) in the current year period as compared to net sales in the prior year period. As noted in the following paragraph, lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $11,000,000. Unit volume declined in the Health Care segment despite sales of Astelin Nasal Spray which was launched in the fourth quarter of fiscal 1997. Sales of other pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition. Unit volume in the Consumer Products segment was higher. Selling price increases had a positive effect on sales in both the Health Care and Consumer Products segments.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates, primarily in France and Italy, had the effect of decreasing sales in the current year period by approximately $11,100,000. The effect of changes in foreign exchange on earnings was not material.

Other revenues decreased $703,000 (12.5%) from $5,639,000 in the prior year period to $4,936,000 in the current year period due in part to reduced interest income.

Cost of goods sold as a percentage of net sales decreased from 37.2% in the prior year period to 36.4% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $10,255,000 or 5.5% versus the prior year period due largely to increased expenses in the Health Care segment related entirely to the introduction of Astelin Nasal Spray which was launched in the fourth quarter of fiscal 1997. Spending in the Consumer Products segment was also slightly higher.

Research and development expenses increased by $526,000 or 2.6% versus the prior year period due to higher spending in the Consumer Products segment, largely as a result of employee termination costs related to organizational changes.

General, administrative and other expenses decreased $171,000 or 0.3% versus the prior year period.

The estimated annual effective tax rate applied in the fiscal 1998 period was 39%, compared to the fiscal 1997 annual tax rate of 41% due primarily to a change in the mix of domestic and international income.
                               (Continued)
                           CARTER-WALLACE, INC.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (Continued)



The Company has adopted SFAS No. 128 "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share. The dilutive effect of potential common shares was not significant enough to affect the reported figures. Accordingly, the Company has reported them together on one line on the condensed consolidated statements of net earnings.

Astelin

In accordance with the terms of the Company's agreement with ASTA Medica AG, the sales level for forming the required joint venture was reached during the quarter ended December 31, 1997. Under the terms of the agreement the Company will be responsible for all manufacturing, selling, marketing and administrative activities for Astelin and Depen, another product licensed from ASTA Medica AG, and will receive compensation for these activities from the joint venture.


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

Cash outlays before income tax benefit considerations in the nine months ended December 31, 1997 relating to prior years' one-time charges amount to $12,685,000 as compared to $22,634,000 in the prior year.

The Company's Board of Directors has approved repurchase by the Company of up to 1,000,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. The purchases will be made from time to time depending on market conditions and price. Under this program the Company has repurchased approximately 525,000 shares at a total cost of $8,480,000 through December 31, 1997.





















                       PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

Please refer to Note 4: "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit 27 - Financial Data Schedule (EDGAR filing only)

  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended December 31, 1997








































                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  January 27, 1998                        /s/Ralph Levine
                                               Ralph Levine
                                               President & Chief
                                                Operating Officer




Date:  January 27, 1998                        /s/Paul A. Veteri
                                               Paul A. Veteri
                                               Executive Vice President,
                                                Finance & Chief Financial
                                                Officer