Form 10KT405
period 1998-03-31
CARTER WALLACE INC /DE/
filed 1998-06-19
CIK 18000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 1998
Commission File Number 1-5910

                              CARTER-WALLACE, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-4986583
---------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1345 Avenue of the Americas, New York, NY                  10105
-----------------------------------------                ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  212-339-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
         Title of each class                       on which registered
         -------------------                      ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. (X)

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 8, 1998 was 32,979,400 and 12,349,300, respectively.

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 8, 1998 was approximately $392,706,000.

                       Documents Incorporated by Reference
                       -----------------------------------

      Annual Report to Stockholders for the fiscal
       year ended March 31, 1998                                 Parts I & II

      Proxy Statement for the Annual Meeting of
       Stockholders to be held July 21, 1998                     Parts III & IV

                                     Part I


Item 1.   Business

Carter-Wallace, Inc. (the "Company") is engaged in the manufacture and sale of a diversified line of products in the Consumer Products and Health Care segments. Additional information is presented on page 11 "Description of Business Segments" of the 1998 Annual Report to Stockholders and is herein expressly incorporated by reference.


Business Segments and Geographic Data

Financial information about the Company's business segments and geographic areas for the three years ended March 31, 1998 is presented on page 8 under the caption "Net Sales and Earnings" and also on pages 25 and 26, note 14, "Business Segments" of the Notes to Consolidated Financial Statements, both included in the 1998 Annual Report to Stockholders and herein expressly incorporated by reference.


Foreign Operations

Foreign operations are generally subject to certain political and economic risks that are not present in domestic operations. Such risks may include expropriation of assets, restrictions on earnings remittances and fluctuating exchange rates. Changes in foreign exchange rates had the effect of decreasing sales by $13,500,000 in the fiscal year ended March 31, 1998 in comparison to the prior year. Additional information is presented on page 18, note 4, "Foreign Operations" of the Notes to Consolidated Financial Statements of the 1998 Annual Report to Stockholders and is herein expressly incorporated by reference.


Competition

Both business segments in which the Company operates are extremely competitive and include larger corporations with greater resources for research, product development and promotion. The Company competes on the basis of price, advertising, promotion, quality of product and other methods relevant to the business. In fiscal 1998, the Company's "Arrid" line of anti-perspirants and deodorants is believed to have accounted for an estimated 6.4% share of the domestic anti-perspirant and deodorant market. The "Trojan", "Class Act" and "Naturalamb" condom brands are estimated to have accounted for approximately 65% of total domestic retail condom sales. The Company's worldwide condom sales were approximately $104,700,000, $95,400,000 and $98,700,000 in the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Additional information is presented on page 8 under the caption "Net Sales and Earnings" in the 1998 Annual Report to Stockholders and is herein expressly incorporated by reference.

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

In February 1998 the Company was issued a patent (U.S. Patent No. 5,714,389) covering technology used in pregnancy, ovulation and other diagnostic products. The Company has commenced a program to license and enforce this patent.


Restructuring of Operations and Facilities

Information regarding the Company's restructuring of operations and facilities is presented on page 9 under the caption "Restructuring of Operations and Facilities" and on page 24 in note 13, "Restructuring of Operations and Facilities" of the Notes to Consolidated Financial Statements, both included in the 1998 Annual Report to Stockholders and herein expressly incorporated by reference.


Felbatol (Felbamate)

Information regarding the effect of "Felbatol" matters on the Company's business is presented on page 9 under the caption "Felbatol (Felbamate)" and on page 28 in note 17, "Felbatol (Felbamate)" of the Notes to Consolidated Financial Statements, both included in the 1998 Annual Report to Stockholders and herein expressly incorporated by reference.


Environmental Matters

Information  regarding  environmental matters is presented on pages 28 and 29 in
note  19,  "Litigation  Including   Environmental   Matters"  of  the  Notes  to
Consolidated Financial Statements, included in the 1998 Annual Report to Stockholders and herein expressly incorporated by reference.

Research and Development

Expenditures for research and development totaled $28,785,000 in 1998, $27,284,000 in 1997 and $26,494,000 in 1996. Research and development expenses in 1998 increased $1,501,000 or 5.5% as a result of higher spending in the Consumer Products segment due in part to employee termination costs related to organizational changes. Research and development expense in the Health Care segment was lower than the prior year. In 1997 research and development expenses increased by $790,000 or 3.0% from the prior year as a result of higher spending in the Consumer Products segment, partly offset by lower spending in the Health Care segment.

Research and development of "Taurolin" (taurolidine) for the treatment of vancomycin resistant enterococcal infection has continued through independent research facilities managed by the Company's internal supervisory personnel.

The "Astelin" Nasal Spray New Drug Application ("NDA") was approved on November 4, 1996 and the product was launched on March 10, 1997. The "Astelin" (azelastine) tablet NDA for rhinitis is pending at the FDA. The Company has not yet decided whether to seek final approval for this NDA.

In April 1998 a large scale, multi-centered clinical efficacy trial for the use of "Taurolin" intravenously in treating sepsis was terminated when it was determined that the results did not support efficacy. "Taurolin" research in other areas, such as vancomycin resistant enterococcal infection, is not affected by the termination of the sepsis trial.

Approximately 130 employees are employed in research and development activities.


Employees

The Company, together with its subsidiaries, employed approximately 3,360 people worldwide at March 31, 1998.


Discontinuation of the Organidin (Iodinated Glycerol) Product Line

Information regarding the effect of discontinuing the "Organidin" (iodinated glycerol) product line is presented on page 9 under the caption "Discontinuance of the Organidin (Iodinated Glycerol) Product Line" and on page 28 in note 18, "Discontinuance of the Organidin (Iodinated Glycerol) Product Line" of the Notes to Consolidated Financial Statements, both included in the 1998 Annual Report to Stockholders and herein expressly incorporated by reference.


Acquisitions

Information regarding acquisitions is presented on page 24 in note 10, "Acquisitions" of the Notes to Consolidated Financial Statements, included in the 1998 Annual Report to Stockholders and is herein expressly incorporated by reference.

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

                                                                   Area
Location                   Products Manufactured                (Sq. Feet)

Owned in Fee:
-------------
Manufacturing Facilities
 and Offices:

Cranbury, New Jersey       Pharmaceuticals, toiletries
                            and pet products                      734,000
Colonial Heights,
 Virginia                  Condoms                                200,000
Decatur, Illinois          Pharmaceuticals and Pet Products       108,000
Winsted, Connecticut       Pet products                            45,000
Montreal, Canada           Pharmaceuticals                        157,000
Folkestone, England        Toiletries                              76,000
Milan, Italy               Pharmaceuticals and diagnostics         52,000
Pisa, Italy                Toiletries, adhesive tapes
                            and bandages                           49,000
Mexico City, Mexico        Pharmaceuticals and diagnostics         63,000
New Plymouth, New Zealand  Condom processing                       31,000

Warehouse and Offices:

Toronto, Canada                                                    52,000

Leased:
-------
Manufacturing Facilities and Offices:

Santa Ana, California      Toiletries                              10,400
Mexico City, Mexico        Toiletries                              56,000
Barcelona, Spain           Toiletries                              58,400
Milan, Italy               Diagnostics                             19,000

Warehouse and Offices:

Dayton, New Jersey                                                200,000
Momence, Illinois                                                  43,000
Plainsboro, New Jersey *                                           23,300
Sydney, Australia                                                  19,000
Folkestone, England                                                50,000
Levallois, France *                                                20,400
Revel, France                                                      36,000


*  Offices only

The Company has agreements with several agents throughout the world for the manufacture of certain products to its specifications. The Company has several other short-term leases for manufacturing plants, warehousing space and sales offices. In April, 1997, the Company reopened its New Plymouth, New Zealand facility. With minor exceptions, all other facilities are operating at normal capacity.


Item 3.   Legal Proceedings

Information regarding Legal Proceedings involving the Company is presented on pages 28 through 31 in note 19, "Litigation Including Environmental Matters" of the Notes to Consolidated Financial Statements, included in the 1998 Annual Report to Stockholders and herein expressly incorporated by reference.


Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant *
------------------------------------

Executive Officers of the Registrant are as follows:

                                                                    Held Present
Name                    Age    Office                               Office Since
----                    ---    ------                               ------------
Henry H. Hoyt, Jr.       70    Chairman of the Board and
                                Chief Executive Officer                   1974

Ralph Levine             62    President and Chief Operating Officer      1997

Paul A. Veteri           56    Executive Vice President and
                                Chief Financial Officer                   1997

T. Rosie Albright        51    Vice President, Consumer Products, U.S.    1995

John Bridgen, Ph.D.      51    Vice President, Diagnostics, U.S.          1984

Donald R. Daoust, Ph.D.  62    Vice President, Quality Control            1978

Peter J. Griffin         55    Vice President and Controller              1983

Adrian J. L. Huns        50    Vice President, International              1996

Michael J. Kopec         58    Vice President, Manufacturing              1978

Stephen R. Lang          63    Vice President, Secretary and
                                General Counsel                           1997

Thomas B. Moorhead       64    Vice President, Human Resources            1987

Herbert Sosman           65    Vice President, Pharmaceuticals, U.S.      1984

C. Richard Stafford      62    Vice President, Corporate Development      1977

James L. Wagar           63    Vice President and Treasurer               1981

Mark Wertlieb            42    Vice President, Taxes                      1996



Each officer holds office until the first meeting of the Board of Directors following each Annual Meeting of the Stockholders and until his successor has been duly elected and qualified (except that the Board of Directors may at any meeting elect additional officers), unless his term is earlier terminated through death, resignation, removal or otherwise. The next Annual Meeting of the Stockholders is scheduled to be held July 21, 1998.

* All executive officers have held their present office for the last five years except those noted on the following page.

------------------------------------

Ralph Levine was appointed President and Chief Operating Officer in April, 1997. Mr. Levine was previously Vice President, Secretary and General Counsel since prior to 1993 until April, 1997.

Paul A. Veteri was appointed Executive Vice President and Chief Financial Officer, in April, 1997. Mr. Veteri was previously Vice President and Chief Financial Officer since prior to 1993 until April, 1997.

Stephen R. Lang was appointed Corporate Vice President in March, 1997 and Secretary and General Counsel in April, 1997. Mr. Lang was previously a Partner and Chairman of the Litigation Department of Whitman, Breed, Abbott & Morgan since prior to 1993 until March, 1997.

Mark Wertlieb was appointed Corporate Vice President, Taxes in August, 1996. Mr. Wertlieb was previously a Tax Partner at KPMG Peat Marwick LLP since prior to 1993 until August, 1996.

T. Rosie Albright was appointed Corporate Vice President, Consumer Products, U.S. and President, Carter Products Division, in December, 1995. Ms. Albright was previously General Manager and Executive Vice President, Beauty Care with Revlon, Inc. since 1993.

Adrian J. L. Huns was appointed Corporate Vice President, International and President, International Division in May, 1996. Mr. Huns was Managing Director of Carter-Wallace Ltd., a subsidiary of Carter-Wallace, Inc., since prior to 1993 until May, 1996.


                                     Part II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Information required by this item is presented on pages 1 and 7 of the 1998 Annual Report to Stockholders and is herein expressly incorporated by reference.

Item 6.   Selected Financial Data

Information required by this item is incorporated herein by reference to page 7 of the 1998 Annual Report to Stockholders.

Item 7.   Management's Discussion and Analysis of Results
           of Operations and Financial Condition

Information required by this item is incorporated herein by reference to pages 8 through 10 of the 1998 Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

                                    Part III
                                    --------

Item 8.   Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to pages 12 through 32 of the 1998 Annual Report to Stockholders.

Item 9.   Disagreements on Accounting and Financial Disclosure

Not applicable.

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement, dated June 24, 1998, for the Annual Meeting of Stockholders to be held July 21, 1998, under the captions "Stock Ownership", "Election of Directors" and "Board of Directors and Committees".

Information with respect to Executive Officers of the Registrant is set forth under the heading "Executive Officers of the Registrant" in Part I on pages 6 and 7 of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the Company's Proxy Statement, dated June 24, 1998, for the Annual Meeting of Stockholders to be held July 21, 1998, under the caption "Executive Compensation and Other Information".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement, dated June 24, 1998, for the Annual Meeting of Stockholders to be held July 21, 1998, under the captions "Voting Rights" and "Stock Ownership".

Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the Company's Proxy Statement, dated June 24, 1998, for the Annual Meeting of
Stockholders to be held July 21, 1998, under the caption "Election of Directors".

                                     Part IV
                                     -------

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

          3.2  By-Laws of the Company, as amended through 5/15/97.

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

         10.6 Employment Agreement, dated June 4, 1998, between the Company and Ralph Levine.

         10.7 Employment Agreement, dated June 4, 1998, between the Company and Paul A. Veteri.

         10.8 Employment Agreement, dated April 15, 1997 and effective October 31, 1997, between the Company and Herbert Sosman (incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

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


                                   (Continued)

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

        10.19 Employment Agreement, dated September 11, 1996, between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

        10.20 Consulting Agreement, dated July 15, 1996, between the Company and Daniel J. Black (incorporated herein by reference to Exhibit
               10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

         13 Annual Report to Stockholders for the fiscal year ended March 31, 1998.


                                   (Continued)

         21    Subsidiaries.

         23    KPMG Peat Marwick LLP Accountants' Consent

         27    Financial Data Schedule (EDGAR filing only)

(b)     Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CARTER-WALLACE, INC.
                                                     (Registrant)



DATED:  June 17 1998                           BY: /s/ Ralph Levine
        ------------                               ---------------
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

SIGNATURE                     TITLE                         DATE


/s/Henry H. Hoyt, Jr.         Chairman of the Board and     June 17, 1998
---------------------         Chief Executive Officer,
Henry H. Hoyt, Jr.            Director (Principal Execu-
                              tive Officer)



/s/Daniel J. Black            Director                      June 17, 1998
---------------------
Daniel J. Black



/s/David M. Baldwin           Director                      June 17, 1998
---------------------
David M. Baldwin



/s/Dr. Richard L. Cruess      Director                      June 17, 1998
------------------------
Dr. Richard L. Cruess



/s/Suzanne H. Garcia          Director                      June 17, 1998
----------------------
Suzanne H. Garcia

SIGNATURE                     TITLE                         DATE



/s/Scott C. Hoyt              Director                      June 17, 1998
-----------------------
Scott C. Hoyt



/s/Ralph Levine               President and Chief           June 17, 1998
-----------------------       Operating Officer,
Ralph Levine                  Director




/s/Herbert M. Rinaldi         Director                      June 17, 1998
------------------------
Herbert M. Rinaldi



/s/Paul A. Veteri             Executive Vice President      June 17, 1998
--------------------------    and Chief Financial Officer,
Paul A. Veteri                Director (Principal Financial
                              Officer)




/s/Peter J. Griffin           Vice President and            June 17, 1998
--------------------------    Controller (Principal
Peter J. Griffin              Accounting Officer)

                      CARTER-WALLACE, INC. AND SUBSIDIARIES

         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE





The consolidated financial statements and the related report of KPMG Peat Marwick LLP dated May 7, 1998 appearing on pages 12 through 32 of the 1998 Annual Report to Stockholders are incorporated herein by reference in this Form 10-K Annual Report.

The following are set forth in this Annual Report on Form 10-K:


                                                                  Page

INDEPENDENT AUDITORS' REPORT ON SUPPORTING FINANCIAL
 STATEMENT SCHEDULE                                                15

SCHEDULE II  - Valuation and qualifying accounts for each
                of the three years ended March 31, 1998            16



All other financial statement schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Carter-Wallace, Inc.:


Under date of May 7, 1998, we reported on the consolidated balance sheets of Carter-Wallace, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years in the three-year period ended March 31, 1998, as contained in the 1998 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                    KPMG PEAT MARWICK LLP




New York, New York
May 7, 1998

                                   SCHEDULE II
                      CARTER-WALLACE, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                        Three Years Ended March 31, 1998
                            (in thousands of dollars)

                           Balance at  Charged to  Charged                Balance
                           beginning   costs and   to other               at end
Description                of period    expenses   accounts  Deductions  of period
----------------------     ----------  ----------  --------  ----------  ---------
Year ended March 31, 1998:

  Deducted from assets
   to which they apply:
    Allowance for
     doubtful accounts       $ 5,314    $ 1,134     $   -    $   732 (a)    $ 5,716
    Allowance for cash
     discounts                 1,416      8,741         -      8,567 (b)      1,590
                             -------    -------     ------   -------        -------
                             $ 6,730    $ 9,875     $   -    $ 9,299        $ 7,306
                             -------    -------     ------   -------        -------

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

Year ended March 31, 1996:

  Deducted from assets
   to which they apply:
    Allowance for
     doubtful accounts       $ 4,827    $ 1,090     $   -    $   559 (a)    $ 5,358
    Allowance for cash
     discounts                 1,517      8,381         -      8,540 (b)      1,358
                             -------    -------     ------   -------        -------
                             $ 6,344    $ 9,471     $   -    $ 9,099        $ 6,716
                             -------    -------     ------   -------        -------
  Reserve for Property
   Plant and Equipment       $14,308    $16,026     $   -    $30,334 (d)    $    -
                             -------    -------     ------   -------        -------

Notes:

(a)  Accounts written off and recovered.
(b)  Net discounts allowed to customers.
(c) Includes $508 related to trade receivables from a wholesaler who filed for bankruptcy.
(d)  Reserves applied against related assets.
