Form 10-Q
period 1998-06-30
CARTER WALLACE INC /DE/
filed 1998-07-30
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 1998

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

                               Yes   X       No

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 30, 1998 were 32,982,800 and 12,345,900, respectively.







                  CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                              JUNE 30, 1998




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for
 the three months ended June 30, 1998 and 1997                          1

Condensed Consolidated Balance Sheets at
 June 30, 1998 and March 31, 1998                                       2

Condensed Consolidated Statements of Cash Flows
 for the three months ended June 30, 1998 and 1997                      3

Notes to Condensed Consolidated Financial Statements                    4

Report by KPMG Peat Marwick LLP on their limited review                 6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7


                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                              9

Item 6 - Exhibits and Reports on Form 8-K                               9

Signatures                                                             10













                     PART I - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                                                      Three Months Ended
                                                            June 30,
                                                     1998           1997
Revenues:
  Net sales                                      $169,662,000   $170,115,000
  Other revenues                                    3,084,000      1,423,000

                                                  172,746,000    171,538,000

Cost and expenses:

  Cost of goods sold                               63,415,000     59,982,000
  Advertising, marketing &
   other selling expenses                          63,366,000     65,878,000
  Research & development
   expenses                                         6,688,000      6,227,000
  General, administrative
   & other expenses                                22,449,000     22,854,000
  Interest expense                                  1,266,000      1,080,000

                                                  157,184,000    156,021,000

Earnings before taxes
 on income                                         15,562,000     15,517,000

Provision for taxes
 on income                                          6,069,000      6,207,000

Net earnings                                     $  9,493,000   $  9,310,000

Earnings per share -
 Basic and Diluted                                   $ .21          $ .20

Cash dividends per share                             $ .04          $ .04

Average shares of common
 stock outstanding                                 45,343,000     46,338,000





                  CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     June 30,      March 31,
                                                       1998          1998
Assets                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                       $ 11,068,000   $ 51,661,000
  Short-term investments                            40,016,000     25,826,000
  Accounts and other receivables less
    allowances of $7,727,000 at June 30,
     1998 and $7,306,000 at March 31, 1998         154,168,000    133,011,000
  Inventories:
    Finished goods                                  43,728,000     45,811,000
    Work in process                                 10,632,000      9,751,000
    Raw materials and supplies                      26,870,000     25,408,000
                                                    81,230,000     80,970,000
  Deferred taxes, prepaid expenses
   and other current assets                         33,103,000     28,470,000
Total Current Assets                               319,585,000    319,938,000

Property, plant and equipment, at cost             302,159,000    300,051,000
Less:  accumulated depreciation and amortization   153,402,000    149,828,000
                                                   148,757,000    150,223,000
Intangible assets                                  126,284,000    124,542,000
Deferred taxes and other assets                    100,919,000     98,910,000

Total Assets                                      $695,545,000   $693,613,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $ 36,796,000   $ 32,506,000
  Accrued expenses                                 114,522,000    123,863,000
  Notes payable                                     17,792,000     17,854,000
Total Current Liabilities                          169,110,000    174,223,000

Long-Term Liabilities:
  Long-term debt                                    48,728,000     48,887,000
  Deferred compensation                             19,089,000     17,553,000
  Accrued postretirement benefit obligation         69,494,000     69,292,000
  Other long-term liabilities                       33,813,000     34,008,000

Total Long-Term Liabilities                        171,124,000    169,740,000

Stockholders' Equity:
  Common stock                                      34,705,000     34,698,000
  Class B common stock                              12,500,000     12,507,000
  Capital in excess of par value                     4,399,000      4,204,000
  Retained earnings                                357,495,000    349,815,000
  Less:  Foreign currency translation
           adjustment                               26,002,000     24,811,000
         Treasury stock, at cost                    27,786,000     26,763,000
Total Stockholders' Equity                         355,311,000    349,650,000

Total Liabilities and Stockholders' Equity        $695,545,000   $693,613,000

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                               (Unaudited)



                                                      1998           1997

Cash flows from operations:
  Net earnings                                    $  9,493,000   $  9,310,000

  Cash payments for one-time charges                (1,578,000)    (7,637,000)
  Changes in assets and liabilities                (29,046,000)    (8,772,000)
  Depreciation and amortization                      6,312,000      6,009,000

                                                   (14,819,000)    (1,090,000)


Cash flows used in investing activities:

  Additions to property, plant and equipment        (2,648,000)    (3,799,000)
  Cash paid for acquisitions                        (3,633,000)         -
  (Increase) decrease in short-term investments    (14,789,000)     5,984,000
  Proceeds from sale of property, plant
   and equipment                                       136,000      5,940,000

                                                   (20,934,000)     8,125,000

Cash flows used in financing activities:

  Dividends paid                                    (1,813,000)    (1,854,000)
  Increase in borrowings                             1,507,000          -
  Payments of debt                                  (2,059,000)      (515,000)
  Purchase of treasury stock                        (1,286,000)      (796,000)

                                                    (3,651,000)    (3,165,000)

Effect of exchange rate changes on
 cash and cash equivalents                          (1,189,000)       (73,000)

(Decrease) increase in cash and
 cash equivalents                                 $(40,593,000)  $  3,797,000










                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND 1997


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


Note 3:  Felbatol

As previously reported, in the fiscal years ended March 31, 1995 and 1996 the Company incurred one-time charges to pre-tax earnings totaling $45,980,000 related to use restrictions for Felbatol. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, in the range of $20,000,000 on a pre-tax basis.


Note 4:  Litigation

Information regarding Legal Proceedings involving the Company is presented in
Note 19 "Litigation Including Environmental Matters" of the Notes to the Consolidated Financial Statements on pages 28 to 31 of the Company's 1998 Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and is herein expressly incorporated by reference.

In July 1998, the United States Court of Appeals for the Second Circuit affirmed in part and reversed and remanded in part the decision of the United States District Court, Southern District of New York, which had dismissed with prejudice the Second Amended Class Action Complaint alleging that certain statements made by the Company with respect to the safety and anticipated future sales of its anti-epilepsy drug Felbatol were false and misleading.

The Company continues to believe, based upon opinion of counsel, that it has good defenses to all of the above pending actions and should prevail.


                              (Continued)


                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND 1997
                              (Continued)




Note 5:  Accounting Pronouncement

The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income for the three months ended June 30, 1998 and June 30, 1997 was $8,302,000 and $9,195,000, respectively.







































<AUDIT-REPORT>

                       INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of earnings for the three month periods ended
June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the three month periods ended June 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of earnings and retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated May 7, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                                KPMG PEAT MARWICK LLP




New York, New York
July 29, 1998

</AUDIT-REPORT>



                           CARTER-WALLACE, INC.
             ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations



Results of Operations - Three months ended June 30, 1998 compared to three months ended June 30, 1997

Consolidated earnings after taxes in the three months ended June 30, 1998 were $9,493,000 or $.21 per share compared with net earnings of $9,310,000 or $.20 per share in the three months ended June 30, 1997.

Net sales decreased $453,000 (0.3%) in the current year period as compared to net sales in the prior year period. The decline was due primarily to lower unit volume in the Health Care segment and unfavorable foreign exchange rates in international operations. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition. Selling price increases had a positive effect on sales in both the Health Care and Consumer Products segments. Unit volume in the Consumer Products segment was higher than in the prior year.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $2,800,000. The effect of changes in foreign exchange on earnings was not material.

Other revenues increased by $1,661,000 from $1,423,000 in the prior year period to $3,084,000 in the current year period. Included in the current year period is a credit related to joint venture operations.

Cost of goods sold as a percentage of net sales increased from 35.3% in the prior year period to 37.4% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses decreased by $2,512,000 or 3.8% versus the prior year period due to reduced spending in both the Consumer Products and Health Care segments.

Research and development expenses increased by $461,000 or 7.4% versus the prior year period due primarily to increased spending in the Health Care segment.

General, administrative and other expenses decreased $405,000 or 1.8% versus the prior year period due primarily to reduced legal expenses.

The estimated annual effective tax rate applied in the three months ended June 30, 1998 was 39%, the same as the fiscal 1998 annual tax rate. However, this rate is lower than the 40% rate applied in the three months ended
June 30, 1997.


                               (Continued)




                           CARTER-WALLACE, INC.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (Continued)





Astelin

In July 1998, the Company entered into a joint venture agreement with ASTA Medica AG with an effective date of November, 1997. Under the terms of the agreement the Company is responsible for all manufacturing, selling, marketing and administrative activities for Astelin and Depen, another product licensed from ASTA Medica AG, and receives compensation for these activities from the joint venture.


Felbatol

As previously reported, in the fiscal years ended March 31, 1995 and 1996 the Company incurred one-time charges to pre-tax earnings totaling $45,980,000 related to use restrictions for Felbatol. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, in the range of $20,000,000 on a pre-tax basis.


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

In the Statement of Cash Flows, the cash outflow from the change in assets and liabilities in the current year period compared to that in the prior year period is due primarily to increased working capital requirements in the current year, primarily accounts receivable.

In October 1997, the Company's Board of Directors approved repurchase by the Company of up to 1,000,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. Under this program the Company repurchased 945,000 shares at a total cost of $15,890,000 through March 31, 1998 with the balance of the shares repurchased in April 1998 at a total cost of $985,000.



                       PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

Please refer to Note 4: "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit 27 - Financial Data Schedule (EDGAR filing only)

  (b) Reports on Form 8-K - On April 7, 1998, the Company filed a report on Form 8-K announcing that, because the clinical data to date does not support efficacy, it had terminated its clinical study of the intravenous use of Taurolin (taurolidine) for sepsis.





































                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  July 29, 1998                           /s/Ralph Levine
                                               Ralph Levine
                                               President & Chief
                                                Operating Officer




Date:  July 29, 1998                           /s/Paul A. Veteri
                                               Paul A. Veteri
                                               Executive Vice President
                                                & Chief Financial Officer