Form 10-Q
period 1998-09-30
CARTER WALLACE INC /DE/
filed 1998-10-27
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 1998

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

                               Yes   X       No

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at September 30, 1998 were 32,930,900 and 12,337,800, respectively.







                  CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                            SEPTEMBER 30, 1998




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for
 the three and six months ended September 30, 1998 and 1997             1

Condensed Consolidated Balance Sheets at
 September 30, 1998 and March 31, 1998                                  2

Condensed Consolidated Statements of Cash Flows
 for the six months ended September 30, 1998 and 1997                   3

Notes to Condensed Consolidated Financial Statements                    4

Report by KPMG Peat Marwick LLP on their limited review                 6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7


                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                             11

Item 4 - Submission of Matters to a Vote of Security Holders           11

Item 6 - Exhibits and Reports on Form 8-K                              11

Signatures                                                             12












                     PART I - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                     CARTER-WALLACE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                              Three Months Ended         Six Months Ended
                                September 30,              September 30,
                              1998         1997         1998         1997
Revenues:
  Net sales               $169,169,000 $168,459,000 $338,831,000 $338,574,000
  Other revenues             4,840,000    1,452,000    7,924,000    2,875,000

                           174,009,000  169,911,000  346,755,000  341,449,000

Cost and expenses:

  Cost of goods sold        66,767,000   62,340,000  130,182,000  122,322,000
  Advertising, marketing &
   other selling expenses   65,824,000   68,954,000  129,190,000  134,832,000
  Research & development
   expenses                  6,289,000    7,923,000   12,977,000   14,150,000
  General, administrative
   & other expenses         24,138,000   21,704,000   46,587,000   44,558,000
  Interest expense           1,292,000    1,114,000    2,558,000    2,194,000

                           164,310,000  162,035,000  321,494,000  318,056,000

Earnings before taxes
 on income                   9,699,000    7,876,000   25,261,000   23,393,000

Provision for taxes
 on income                   3,783,000    3,150,000    9,852,000    9,357,000

Net earnings              $  5,916,000 $  4,726,000 $ 15,409,000 $ 14,036,000

Earnings per share -
 Basic and Diluted            $ .13        $ .10        $ .34        $ .30

Cash dividends per share      $ .06        $ .04        $ .10        $ .08

Average shares of common
 stock outstanding          45,314,000   46,329,000   45,328,000   46,334,000




                  CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   September 30,   March 31,
                                                       1998          1998
Assets                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                       $ 56,936,000   $ 51,661,000
  Short-term investments                            29,131,000     25,826,000
  Accounts and other receivables less
    allowances of $7,321,000 at September 30,
     1998 and $7,306,000 at March 31, 1998         128,318,000    133,011,000
  Inventories:
    Finished goods                                  41,418,000     45,811,000
    Work in process                                 10,109,000      9,751,000
    Raw materials and supplies                      27,309,000     25,408,000
                                                    78,836,000     80,970,000
  Deferred taxes, prepaid expenses
   and other current assets                         30,293,000     28,470,000
Total Current Assets                               323,514,000    319,938,000

Property, plant and equipment, at cost             306,978,000    300,051,000
Less:  accumulated depreciation and amortization   158,304,000    149,828,000
                                                   148,674,000    150,223,000
Intangible assets                                  124,787,000    124,542,000
Deferred taxes and other assets                     99,825,000     98,910,000

Total Assets                                      $696,800,000   $693,613,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $ 36,335,000   $ 32,506,000
  Accrued expenses                                 117,105,000    123,863,000
  Notes payable                                     14,503,000     17,854,000
Total Current Liabilities                          167,943,000    174,223,000

Long-Term Liabilities:
  Long-term debt                                    51,143,000     48,887,000
  Deferred compensation                             17,233,000     17,553,000
  Accrued postretirement benefit obligation         69,533,000     69,292,000
  Other long-term liabilities                       34,170,000     34,008,000

Total Long-Term Liabilities                        172,079,000    169,740,000

Stockholders' Equity:
  Common stock                                      34,714,000     34,698,000
  Class B common stock                              12,491,000     12,507,000
  Capital in excess of par value                     4,399,000      4,204,000
  Retained earnings                                360,691,000    349,815,000
  Less:  Foreign currency translation
           adjustment                               26,821,000     24,811,000
         Treasury stock, at cost                    28,696,000     26,763,000
Total Stockholders' Equity                         356,778,000    349,650,000

Total Liabilities and Stockholders' Equity        $696,800,000   $693,613,000

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                               (Unaudited)



                                                      1998           1997

Cash flows from operations:
  Net earnings                                    $ 15,409,000   $ 14,036,000

  Cash payments for one-time charges
   incurred in prior years                          (1,953,000)   (11,092,000)
  Changes in assets and liabilities                  4,806,000     (5,949,000)
  Depreciation and amortization                     13,188,000     12,044,000

                                                    31,450,000      9,039,000


Cash flows used in investing activities:

  Additions to property, plant and equipment        (6,757,000)    (8,138,000)
  Cash paid for acquisitions                        (3,633,000)         -
  (Increase) in short-term investments              (4,405,000)    (1,051,000)
  Proceeds from sale of property, plant
   and equipment                                        15,000      6,142,000

                                                   (14,780,000)    (3,047,000)

Cash flows used in financing activities:

  Dividends paid                                    (4,533,000)    (3,707,000)
  Increase in borrowings                             3,875,000         34,000
  Payments of debt                                  (5,628,000)    (1,837,000)
  Purchase of treasury stock                        (2,196,000)      (796,000)

                                                    (8,482,000)    (6,306,000)

Effect of exchange rate changes on
 cash and cash equivalents                          (2,913,000)      (355,000)

Increase (decrease) in cash and
 cash equivalents                                 $  5,275,000   $   (669,000)









                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1998 AND 1997


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


                              (Continued)


                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1998 AND 1997
                              (Continued)




Note 5:  Accounting Pronouncement

The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income for the three months and six months ended September 30, 1998 was $5,097,000 and $13,399,000, respectively. This compares to comprehensive income for the three months and six months ended September 30, 1997 of $1,302,000 and $10,497,000, respectively.





































<AUDIT-REPORT>

                       INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of earnings for the three month and six month periods ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six month periods ended September 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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




New York, New York
October 27, 1998

</AUDIT-REPORT>



                           CARTER-WALLACE, INC.
             ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations



Results of Operations - Three months ended September 30, 1998 compared to three months ended September 30, 1997

Consolidated earnings after taxes in the three months ended September 30, 1998 were $5,916,000 or $.13 per share compared with net earnings of $4,726,000 or $.10 per share in the three months ended September 30, 1997.

Net sales increased $710,000 (0.4%) in the current year period as compared to net sales in the prior year period. The improvement was due primarily to increased unit volume in the Consumer Products segment and selling price increases in both the Health Care and Consumer Products segments. Unit volume in the Health Care segment was lower than in the prior year period. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $1,800,000. The effect of changes in foreign exchange rates on earnings was not material.

Other revenues increased by $3,388,000 from $1,452,000 in the prior year period to $4,840,000 in the current year period. Included in the current year period is a credit related to joint venture operations as well as increased interest income.

Cost of goods sold as a percentage of net sales increased from 37.0% in the prior year period to 39.5% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses decreased by $3,130,000 or 4.5% versus the prior year period due primarily to reduced spending in the Consumer Products segment.

Research and development expenses decreased by $1,634,000 or 20.6% versus the prior year period due primarily to lower spending in both the Consumer Products and Health Care segments. The decline in the Consumer Products segment is largely related to prior year employee termination costs.

General, administrative and other expenses increased $2,434,000 or 11.2% versus the prior year period due largely to employee termination costs related to organizational changes.

The estimated annual effective tax rate applied in the three months ended September 30, 1998 was 39%, the same as the fiscal 1998 annual tax rate. However, this rate is lower than the 40% rate applied in the three months ended September 30, 1997.

                               (Continued)

                           CARTER-WALLACE, INC.
             ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (Continued)


Results of Operations - Six months ended September 30, 1998 compared to six months ended September 30, 1997

Consolidated earnings after taxes in the six months ended September 30, 1998 were $15,409,000 or $.34 per share compared with net earnings of $14,036,000 or $.30 per share in the six months ended September 30, 1997.

Net sales increased $257,000 (0.1%) in the current year period as compared to net sales in the prior year period. The improvement was due primarily to increased unit volume in the Consumer Products segment and selling price increases in both the Health Care and Consumer Products segments. Unit volume in the Health Care segment was lower than in the prior year period. Sales of pharmaceutical products in the Health Care segment continue to be adversely impacted by generic competition.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $4,600,000. The effect of changes in foreign exchange on earnings was not material.

Other revenues increased by $5,049,000 from $2,875,000 in the prior year period to $7,924,000 in the current year period. Included in the current year period is a credit related to joint venture operations as well as increased interest income.

Cost of goods sold as a percentage of net sales increased from 36.1% in the prior year period to 38.4% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses decreased by $5,642,000 or 4.2% versus the prior year period due to reduced spending in both the Consumer Products and Health Care segments.

Research and development expenses decreased by $1,173,000 or 8.3% versus the prior year period due primarily to decreased spending in the Consumer Products segment as a result of prior year employee termination costs.

General, administrative and other expenses increased $2,029,000 or 4.6% versus the prior year period due largely to employee termination costs related to organizational changes.

The estimated annual effective tax rate applied in the six months ended September 30, 1998 was 39%, the same as the fiscal 1998 annual tax rate. However, this rate is lower than the 40% rate applied in the six months ended September 30, 1997.

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


Year 2000 Compliance

The Company is implementing a plan which addresses Year 2000 technology compliance for its information technology ("IT") and non-IT systems. The plan includes a review of the Company's suppliers and customers to assure that they are working toward Year 2000 compliance.

Internal IT systems are expected to be made compliant by the first quarter of the next fiscal year. Non-IT systems are expected to be made compliant by the second quarter of the next fiscal year. Material third party vendors have been contacted and asked to attest to Year 2000 compliance. Alternate vendors will be evaluated as potential replacements for non-compliant or non-responsive vendors. The entire project is expected to cost between $1,000,000 and $2,000,000 on a pre-tax basis.


If IT and non-IT systems affected by the Year 2000 were not addressed as the Company is doing, they could conceivably cause technological failures throughout the Company, disrupting normal business operations. These theoretical consequences are generally shared with other manufacturing companies.

Management does not believe that the Company's business will be materially
affected by Year 2000 issues.   Nevertheless, the Company expects to have
contingency plans that address the most reasonably likely worst case Year 2000 scenarios. Contingency plans include a possible increase in key inventory items in anticipation of vendors not being able to supply stock and, where appropriate, a review of manual operations to provide back-up for critical areas.

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

In the Statement of Cash Flows, the change in assets and liabilities in the current year period compared to that in the prior year period is due primarily to decreased working capital requirements in the current year, primarily accounts receivable.

In September 1998, the Company's Board of Directors approved repurchase by the Company of up to 1,000,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. Under this program the Company has repurchased 60,000 shares at a total cost of $910,000 through September 30, 1998.

Under the stock repurchase program approved in October 1997, the Company repurchased 945,000 shares at a total cost of $15,890,000 through March 31, 1998, and 55,000 shares in April 1998, at a total cost of $985,000.























                       PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

Please refer to Note 4: "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on July 21, 1998.

(b) At the Annual Meeting the following matters were submitted to a vote of security holders:

    (1) Each person named below received the number of votes set opposite his or her name for election as Director of the Company to serve until the next Annual Meeting of Stockholders and until his or her successor shall have been elected and qualified:

              David M. Baldwin                    144,996,405
              Daniel J. Black                     144,998,260
              Richard L. Cruess                   144,995,995
              Suzanne H. Garcia                   145,002,580
              Henry H. Hoyt, Jr.                  144,980,728
              Scott C. Hoyt                       144,983,912
              Ralph Levine                        145,016,618
              Herbert M. Rinaldi                  144,485,551
              Paul A. Veteri                      145,016,172

         6,831,297 votes were withheld from voting on Directors.

    (2) On the resolution relating to the appointment of KPMG Peat Marwick LLP, independent auditors, to audit the financial statements of the Company for the fiscal year ending March 31, 1999, the number of votes cast in favor of this proposal was 146,882,023 and the number of votes cast against this proposal was 544,465.

    (3) On the resolution relating to maximizing shareholder value, the number of votes cast in favor of this proposal was 3,610,151 and the number of votes cast against this proposal was 138,181,149.


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit 27 - Financial Data Schedule (EDGAR filing only).

  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended September 30, 1998.



                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  October 27, 1998                        /s/Ralph Levine
                                               Ralph Levine
                                               President & Chief
                                                Operating Officer




Date:  October 27, 1998                        /s/Paul A. Veteri
                                               Paul A. Veteri
                                               Executive Vice President
                                                & Chief Financial Officer