Form 10-Q
period 1998-12-31
CARTER WALLACE INC /DE/
filed 1999-02-04
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended December 31, 1998

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

                               Yes   X       No

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at December 31, 1998 were 32,650,600 and 12,331,500, respectively.









                  CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                            DECEMBER 31, 1998




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings for the
 three and nine months ended December 31, 1998 and 1997                    1

Condensed Consolidated Balance Sheets at
 December 31, 1998 and March 31, 1998                                      2

Condensed Consolidated Statements of Cash Flows
 for the nine months ended December 31, 1998 and 1997                      3

Notes to Condensed Consolidated Financial Statements                       4

Report by KPMG LLP on their limited review                                 6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     7


                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                                11

Item 6 - Exhibits and Reports on Form 8-K                                 11

Signatures                                                                12
















                     PART I - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)


                            Three Months Ended           Nine Months Ended
                                December 31,                December 31,
                            1998         1997            1998         1997
Revenues:

  Net sales             $162,241,000 $152,521,000    $501,072,000 $491,095,000
  Other revenues           5,254,000    2,061,000      13,178,000    4,936,000

                         167,495,000  154,582,000     514,250,000  496,031,000

Cost and expenses:

  Cost of goods sold      62,724,000   56,666,000     192,906,000  178,988,000
  Advertising, marketing &
   other selling expenses 62,580,000   60,380,000     191,770,000  195,212,000
  Research & development
   expenses                6,416,000    6,261,000      19,393,000   20,411,000
  General, administrative
   & other expenses       21,827,000   19,362,000      68,414,000   63,920,000
  Interest expense         1,098,000    1,118,000       3,656,000    3,312,000

                         154,645,000  143,787,000     476,139,000  461,843,000

Earnings before taxes
 on income                12,850,000   10,795,000      38,111,000   34,188,000

Provision for taxes
 on income                 5,011,000    3,976,000      14,863,000   13,333,000

Net earnings            $  7,839,000 $  6,819,000    $ 23,248,000 $ 20,855,000

Earnings per share -
 Basic and Diluted          $ .17       $ .15           $ .51        $ .45

Cash dividends per share    $ .06       $ .04           $ .16        $ .12

Average shares of common
 stock outstanding        45,093,000   46,085,000      45,240,000   46,235,000






                  CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,    March 31,
                                                       1998          1998
Assets                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                       $ 59,815,000   $ 51,661,000
  Short-term investments                            31,144,000     25,826,000
  Accounts and other receivables less
    allowances of $7,510,000 at December 31,
     1998 and $7,306,000 at March 31, 1998         115,076,000    133,011,000
  Inventories:
    Finished goods                                  46,388,000     45,811,000
    Work in process                                  9,921,000      9,751,000
    Raw materials and supplies                      24,847,000     25,408,000
                                                    81,156,000     80,970,000
  Deferred taxes, prepaid expenses
   and other current assets                         31,664,000     28,470,000
Total Current Assets                               318,855,000    319,938,000

Property, plant and equipment, at cost             311,705,000    300,051,000
Less:  accumulated depreciation and amortization   162,729,000    149,828,000
                                                   148,976,000    150,223,000
Intangible assets                                  124,129,000    124,542,000
Deferred taxes and other assets                    101,935,000     98,910,000

Total Assets                                      $693,895,000   $693,613,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $ 31,152,000   $ 32,506,000
  Accrued expenses                                 117,343,000    123,863,000
  Notes payable                                      7,651,000     17,854,000
Total Current Liabilities                          156,146,000    174,223,000

Long-Term Liabilities:
  Long-term debt                                    52,997,000     48,887,000
  Deferred compensation                             19,458,000     17,553,000
  Accrued postretirement benefit obligation         69,653,000     69,292,000
  Other long-term liabilities                       36,269,000     34,008,000

Total Long-Term Liabilities                        178,377,000    169,740,000

Stockholders' Equity:
  Common stock                                      34,720,000     34,698,000
  Class B common stock                              12,485,000     12,507,000
  Capital in excess of par value                     4,483,000      4,204,000
  Retained earnings                                365,831,000    349,815,000
  Less:  Foreign currency translation
           adjustment                               25,307,000     24,811,000
         Treasury stock, at cost                    32,840,000     26,763,000
Total Stockholders' Equity                         359,372,000    349,650,000

Total Liabilities and Stockholders' Equity        $693,895,000   $693,613,000

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                               (Unaudited)



                                                      1998           1997

Cash flows from operations:

  Net earnings                                    $ 23,248,000   $ 20,855,000

  Depreciation and amortization                     20,840,000     18,145,000
  Changes in assets and liabilities                  5,196,000     (8,885,000)
  Cash payments for one-time charges
   incurred in prior years                          (2,421,000)   (12,685,000)

                                                    46,863,000     17,430,000


Cash flows used in investing activities:

  Additions to property, plant and equipment       (11,138,000)   (12,383,000)
  Cash paid for acquisitions                        (3,633,000)         -
  (Increase) in short-term investments              (5,318,000)    (8,839,000)
  Proceeds from sale of property, plant
   and equipment                                       159,000      6,263,000

                                                   (19,930,000)   (14,959,000)

Cash flows used in financing activities:

  Dividends paid                                    (7,232,000)    (5,560,000)
  Increase in borrowings                             2,463,000        289,000
  Payments of debt                                  (8,751,000)    (2,473,000)
  Purchase of treasury stock                        (4,381,000)    (9,277,000)

                                                   (17,901,000)   (17,021,000)

Effect of exchange rate changes on
 cash and cash equivalents                            (878,000)      (587,000)

Increase (decrease) in cash and
 cash equivalents                                 $  8,154,000   $(15,137,000)










                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1997


Note 1:  Interim Reports

The results of the interim periods are not necessarily indicative of results expected for a full year's operations. In the opinion of management, all adjustments necessary for a fair statement of results of these interim periods have been reflected in these financial statements and are of a normal recurring nature.


Note 2:  Review of Independent Auditors

The financial information included in this Form has been reviewed by KPMG LLP, independent auditors. A copy of their report on this limited review is included in this Form.


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

The Company continues to believe, based upon opinion of counsel, that it has good defenses to all of the pending actions referenced above and should prevail.



                              (Continued)



                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1997
                              (Continued)




Note 5:  Accounting Pronouncement

The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income for the three months and nine months ended December 31, 1998 was $9,353,000 and $22,752,000, respectively. This compares to comprehensive income for the three months and nine months ended December 31, 1997 of $7,627,000 and $18,124,000, respectively.








































<AUDIT-REPORT>
                       INDEPENDENT AUDITORS' REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of December 31, 1998, and the related condensed consolidated statements of earnings for the three month and nine month periods ended December 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine month periods ended December 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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






                                               KPMG LLP




New York, New York
January 26, 1999

</AUDIT-REPORT>







                           CARTER-WALLACE, INC.
             ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations



Results of Operations - Three months ended December 31, 1998 compared to three months ended December 31, 1997

Consolidated earnings after taxes in the three months ended December 31, 1998 were $7,839,000 or $.17 per share compared with net earnings of $6,819,000 or $.15 per share in the three months ended December 31, 1997.

Net sales increased $9,720,000 (6.4%) in the current year period as compared to net sales in the prior year period. The improvement was due primarily to increased unit volume in both the Health Care and Consumer Products segments as well as selling price increases in both the Health Care and Consumer Products segments. Sales of pharmaceutical products in the Health Care segment continue to be adversely affected by generic competition.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $1,000,000. The effect of changes in foreign exchange on earnings was not material.

Other revenues increased by $3,193,000 from $2,061,000 in the prior year period to $5,254,000 in the current year period. Included in the current year period is a credit related to joint venture operations as well as increased interest income.

Cost of goods sold as a percentage of net sales increased from 37.2% in the prior year period to 38.7% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $2,200,000 or 3.6% versus the prior year period due to increased spending in the Health Care segment. Spending in the Consumer Products segment was lower than in the prior year period.

Research and development expenses increased by $155,000 or 2.5% versus the prior year period.

General, administrative and other expenses increased $2,465,000 or 12.7% versus the prior year period due largely to the timing of certain expenses in comparison with the prior year period.

The estimated annual effective tax rate applied in the three months ended December 31, 1998 was 39%, the same as the fiscal 1998 annual tax rate. However, this rate is higher than the 36.8% rate applied in the three months ended December 31, 1997.



                               (Continued)





                           CARTER-WALLACE, INC.
             ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations



Results of Operations - Nine months ended December 31, 1998 compared to nine months ended December 31, 1997

Consolidated earnings after taxes in the nine months ended December 31, 1998 were $23,248,000 or $.51 per share compared with net earnings of $20,855,000 or $.45 per share in the nine months ended December 31, 1997.

Net sales increased $9,977,000 (2.0%) in the current year period as compared to net sales in the prior year period. The improvement was due primarily to increased unit volume in the Consumer Products segment and selling price increases in both the Health Care and Consumer Products segments. Unit volume in the Health Care segment was lower than in the prior year period. Sales of pharmaceutical products in the Health Care segment continue to be adversely affected by generic competition.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $5,600,000. The effect of changes in foreign exchange on earnings was not material.

Other revenues increased by $8,242,000 from $4,936,000 in the prior year period to $13,178,000 in the current year period. Included in the current year period is a credit related to joint venture operations as well as increased interest income.

Cost of goods sold as a percentage of net sales increased from 36.4% in the prior year period to 38.5% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses decreased by $3,442,000 or 1.8% versus the prior year period due to reduced spending in the Consumer Products segment. Spending in the Health Care segment was higher than in the prior year period.

Research and development expenses decreased by $1,018,000 or 5.0% versus the prior year period due primarily to decreased spending in the Consumer Products segment as a result of non-recurring prior year employee termination costs.

General, administrative and other expenses increased $4,494,000 or 7.0% versus the prior year period due primarily to employee termination costs related to organizational changes as well as the timing of certain expenses versus the prior year period.

The estimated annual effective tax rate applied in the nine months ended December 31, 1998 was 39%, the same rate as in the prior year period.




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

Internal IT systems are expected to be made compliant by the second quarter of the next fiscal year. Material third party vendors have been contacted and asked to attest to Year 2000 compliance. Alternate vendors will be evaluated as potential replacements for non-compliant or non-responsive vendors. The entire project is expected to cost between $1,000,000 and $2,000,000 on a pre-tax basis.

If IT and non-IT systems affected by the Year 2000 were not addressed as the Company is doing, they could conceivably cause technological failures throughout the Company, disrupting normal business operations. These theoretical consequences are generally shared with other manufacturing companies.

Management does not believe that the Company's business will be materially affected by Year 2000 issues. Nevertheless, the Company expects to have contingency plans that address the most reasonably likely worst case Year 2000 scenarios. Contingency plans include a possible increase in key inventory items in anticipation of vendors not being able to supply stock and, where appropriate a review of manual operations to provide a back-up for critical areas.

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

In September 1998, the Company's Board of Directors approved repurchase by the Company of up to 1,000,000 shares of its outstanding common stock in the open market or in privately negotiated transactions. Under this program the Company has repurchased 191,000 shares at a total cost of $2,900,000 through December 31, 1998.

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


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit 27 - Financial Data Schedule (EDGAR filing only)

  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended December 31, 1998.










































                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  February 2, 1999                        /s/Ralph Levine
                                               Ralph Levine
                                               President & Chief
                                                Operating Officer




Date:  February 2, 1999                        /s/Paul A. Veteri
                                               Paul A. Veteri
                                               Executive Vice President
                                                & Chief Financial Officer