Form 10KT405
period 1999-03-31
CARTER WALLACE INC /DE/
filed 1999-06-17
CIK 18000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 1999
Commission File Number 1-5910

                              CARTER-WALLACE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-4986583
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1345 Avenue of the Americas, New York, NY                  10105
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. (X)

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 7, 1999 was 32,678,400 and 12,303,700, respectively.

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 7, 1999 was approximately $385,174,000.

                       Documents Incorporated by Reference
                       -----------------------------------
  Annual Report to Stockholders for the fiscal
   year ended March 31, 1999                                 Parts I & II
  Proxy Statement for the Annual Meeting of
   Stockholders to be held July 20, 1999                     Parts III & IV

                                     Part I

Item 1.   Business

Carter-Wallace, Inc. (the "Company") is engaged in the manufacture and sale of a diversified line of products in the Domestic Consumer Products, Domestic Health Care and International segments. Additional information is presented on page 11 "Description of Business Segments" of the 1999 Annual Report to Stockholders and is herein expressly incorporated by reference.


Business Segments and Geographic Data

Financial information about the Company's business segments and geographic areas for the three years ended March 31, 1999 is presented on page 8 under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Net Sales and Earnings" and also on pages 24 and 25, note 11, "Business Segments" of the Notes to Consolidated Financial Statements, both included in the 1999 Annual Report to Stockholders and herein expressly incorporated by reference.


Foreign Operations

Foreign operations are generally subject to certain political and economic risks that are not present in domestic operations. Such risks may include expropriation of assets, restrictions on earnings remittances and fluctuating exchange rates. Changes in foreign exchange rates had the effect of decreasing sales by $6,700,000 in the fiscal year ended March 31, 1999 in comparison to the prior year. Additional information is presented on page 18, note 4, "Foreign Operations" of the Notes to Consolidated Financial Statements in the 1999 Annual Report to Stockholders and is herein expressly incorporated by reference.


Competition

The three business segments in which the Company operates are extremely competitive and include larger corporations with greater resources for research, product development and promotion. The Company competes on the basis of price, advertising, promotion, quality of product and other methods relevant to the business. In fiscal 1999, the Company's "Arrid" line of anti-perspirants and deodorants is believed to have accounted for an estimated 6.2% share of the domestic anti-perspirant and deodorant market. The Company's worldwide antiperspirant and deodorant sales were approximately $101,600,000, $105,800,000 and $111,900,000 in the fiscal years ended March 31, 1999, 1998 and 1997, respectively. The "Trojan", "Class Act" and "Naturalamb" condom brands are estimated to have accounted for over 65% of total domestic retail condom sales. The Company's worldwide condom sales were approximately $114,100,000, $104,700,000 and $95,400,000 in the fiscal years ended March 31, 1999, 1998 and
1997, respectively. Additional information is presented on page 8 under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Net Sales and Earnings" in the 1999 Annual Report to Stockholders and is herein expressly incorporated by reference.

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

Felbatol (Felbamate)

Information regarding the effect of "Felbatol" matters on the Company's business is presented on page 10 under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Felbatol (Felbamate)", on page 28 in note 14, "Litigation Including Environmental Matter" and on Page 30 in note 16 "Felbatol (Felbamate)" of the Notes to Consolidated Financial Statements, all included in the 1999 Annual Report to Stockholders and herein expressly incorporated by reference.

Environmental Matter

Information regarding the environmental matter is presented on pages 27 and 28 in note 14, "Litigation Including Environmental Matter" of the Notes to Consolidated Financial Statements, included in the 1999 Annual Report to Stockholders and herein expressly incorporated by reference.

Research and Development

Expenditures for research and development totaled $25,846,000 in 1999, $28,785,000 in 1998 and $27,284,000 in 1997. Research and development expenses in 1999 decreased by $2,939,000 or 10.2%, primarily as a result of lower spending in the Domestic Consumer Products segment related to non-recurring prior year employee termination costs. In 1998 research and development expenses increased $1,501,000 or 5.5% from the prior year as a result of higher spending in the Domestic Consumer Products segment due in part to employee termination costs related to organizational changes. Research and development expenses in the Domestic Health Care segment were higher than the prior year, while International research and development expenses were lower than the prior year.

Work on taurolidine for its use against vancomycin-resistant enterococcus and a number of other potential indications has continued.

Two multicenter Phase III studies are underway to determine if "Astelin" Nasal Spray is effective for treating non-allergic vasomotor rhinitis. A Supplemental New Drug Application will be submitted for the use of "Astelin" Nasal Spray in children less than 12 years old. The "Astelin" tablet NDA for allergic rhinitis is pending at the FDA. The Company has not decided whether to seek final approval for this NDA.

Results from three clinical studies demonstrated "Astelin" is as effective as the combination of loratadine tablets (Claritin) and beclomethasone nasal spray (Beconnase) in relieving symptoms of seasonal allergies among patients who do not respond adequately to monotherapy with either an oral antihistamine or inhaled nasal steroid. The results of these studies were published in the June 1999 issue of the peer review journal, Annals of Allergy, Asthma & Immunology.

Approximately 120 employees are employed in research and development activities.

Employees

The Company, together with its subsidiaries, employed approximately 3,310 people worldwide at March 31, 1999.


Acquisitions

Information regarding acquisitions is presented on page 24 in note 9, "Acquisitions" of the Notes to Consolidated Financial Statements, included in the 1999 Annual Report to Stockholders and is herein expressly incorporated by reference.


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

                                                                   Area
Location                   Products Manufactured                (Sq. Feet)

Owned in Fee:

Manufacturing Facilities
 and Offices:

Cranbury, New Jersey       Pharmaceuticals, toiletries
                            and pet products                      734,000
Colonial Heights,
 Virginia                  Condoms                                220,000
Decatur, Illinois          Pharmaceuticals and Pet Products       108,000
Winsted, Connecticut       Pet products                            45,000
Montreal, Canada           Pharmaceuticals                        157,000
Folkestone, England        Toiletries                              76,000
Milan, Italy               Pharmaceuticals and diagnostics         52,000
Mexico City, Mexico        Pharmaceuticals and diagnostics         63,000
New Plymouth, New Zealand  Condom processing                       31,000

Warehouse and Offices:

Toronto, Canada                                                    52,000

Leased:

Manufacturing Facilities and Offices:

Santa Ana, California      Toiletries                              10,400
Mexico City, Mexico        Toiletries                              13,000
Barcelona, Spain           Toiletries                              58,400
Milan, Italy               Diagnostics                             19,000

Warehouse and Offices:

Dayton, New Jersey                                                200,000
Momence, Illinois                                                  43,000
Plainsboro, New Jersey *                                           23,300
Sydney, Australia                                                  24,900
Folkestone, England                                                58,600
Levallois, France *                                                20,400
Revel, France                                                      35,500

* Offices only


The Company has agreements with several agents throughout the world for the manufacture of certain products to its specifications. The Company has several other short-term leases for manufacturing plants, warehousing space and sales offices. With minor exceptions, all facilities are operating at normal capacity.

An expansion of the Company's condom manufacturing facility in Colonial Heights, Virginia was approved in fiscal 1998. The additional capacity was warranted by the increase in demand for Trojan latex condoms. At the end of fiscal 1999, the expansion approached completion with the installation of new equipment.

Item 3.   Legal Proceedings

Information regarding Legal Proceedings involving the Company is presented on pages 27 through 29 in note 14, "Litigation Including Environmental Matter" of the Notes to Consolidated Financial Statements, included in the 1999 Annual Report to Stockholders and herein expressly incorporated by reference.


Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant *

Executive Officers of the Registrant are as follows:

                                                                   Held Present
Name                   Age  Office                                 Office Since

Henry H. Hoyt, Jr.      71  Chairman of the Board and
                            Chief Executive Officer                    1974

Ralph Levine            63  President and Chief Operating
                            Officer                                    1997

Paul A. Veteri          57  Executive Vice President and
                            Chief Financial Officer                    1997

T. Rosie Albright       52  Vice President, Consumer Products, U.S.    1995

John Bridgen, Ph.D.     52  Vice President, Diagnostics, U.S.          1984

James C. Costin, M.D.   55  Vice President, Medical and
                            Scientific Affairs                         1999

Donald R. Daoust, Ph.D. 63  Vice President, Quality Control            1978

Thomas G. Gerstmyer     56  Vice President, Pharmaceuticals, U.S.      1999

Peter J. Griffin        56  Vice President and Controller              1983

Adrian J. L. Huns       51  Vice President, International              1996

Michael J. Kopec        59  Vice President, Manufacturing              1978

Stephen R. Lang         64  Vice President, Secretary and
                             General Counsel                           1997

Thomas B. Moorhead      65  Vice President, Human Resources            1987

C. Richard Stafford     63  Vice President, Corporate Development      1977

James L. Wagar          64  Vice President and Treasurer               1981

Mark Wertlieb           43  Vice President, Taxes                      1996

Each officer holds office until the first meeting of the Board of Directors following each Annual Meeting of the Stockholders and until his successor has been duly elected and qualified (except that the Board of Directors may at any meeting elect additional officers), unless his term is earlier terminated through death, resignation, removal or otherwise. The next Annual Meeting of the Stockholders is scheduled to be held July 20, 1999.

* All executive officers have held their present office for the last five years except those noted on the following page.

Thomas G. Gerstmyer was appointed Corporate Vice President, Pharmaceuticals, U.S. in January, 1999. He was appointed President, Wallace Laboratories Division in August, 1998. Mr. Gerstmyer was previously Vice President of Marketing, Wallace Laboratories since prior to 1994.

James C. Costin, M.D., was appointed Corporate Vice President, Medical and Scientific Affairs in January, 1999. Dr. Costin will continue to be responsible for the Wallace Laboratories' Research and Development department, where he was previously Vice President, Research and Development, a position he held since prior to 1994.

Ralph Levine was appointed President and Chief Operating Officer in April, 1997. Mr. Levine was previously Vice President, Secretary and General Counsel since prior to 1994.

Paul A. Veteri was appointed Executive Vice President and Chief Financial Officer, in April, 1997. Mr. Veteri was previously Vice President and Chief Financial Officer since prior to 1994.

Stephen R. Lang was appointed Corporate Vice President in March, 1997 and Secretary and General Counsel in April, 1997. Mr. Lang was previously a Partner and Chairman of the Litigation Department of Whitman Breed Abbott & Morgan since prior to 1994.

Mark Wertlieb was appointed Corporate Vice President, Taxes in August, 1996. Mr. Wertlieb was previously a Tax Partner at KPMG LLP since prior to 1994.

T. Rosie Albright was appointed Corporate Vice President, Consumer Products, U.S. and President, Carter Products Division, in December, 1995. Ms. Albright was previously General Manager and Executive Vice President, Beauty Care with Revlon, Inc. prior to 1994.

Adrian J. L. Huns was appointed Corporate Vice President, International and President, International Division in May, 1996. Mr. Huns was Managing Director of Carter-Wallace Ltd., a subsidiary of Carter-Wallace, Inc., since prior to 1994.

                                     Part II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Information required by this item is presented on pages 1 and 7 of the 1999 Annual Report to Stockholders and is herein expressly incorporated by reference.


Item 6.   Selected Financial Data

Information required by this item is incorporated herein by reference to page 7 of the 1999 Annual Report to Stockholders.

Item 7.   Management's Discussion and Analysis of Results
           of Operations and Financial Condition

Information required by this item is incorporated herein by reference to pages 8 through 10 of the 1999 Annual Report to Stockholders.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.


                                    Part III


Item 8.   Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to pages 12 through 31 of the 1999 Annual Report to Stockholders.


Item 9.   Disagreements on Accounting and Financial Disclosure

Not applicable.


Item 10.  Directors and Executive Officers of the Registrant

Information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement, dated June 18, 1999, for the Annual Meeting of Stockholders to be held July 20, 1999, under the captions "Stock Ownership", "Election of Directors" and "Board of Directors and Committees".

Information with respect to Executive Officers of the Registrant is set forth under the heading "Executive Officers of the Registrant" in Part I on pages 5 and 6 of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the Company's Proxy Statement, dated June 18, 1999, for the Annual Meeting of Stockholders to be held July 20, 1999, under the caption "Executive Compensation and Other Information".


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement, dated June 18, 1999, for the Annual Meeting of Stockholders to be held July 20, 1999, under the captions "Voting Rights" and "Stock Ownership".


Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the Company's Proxy Statement, dated June 18, 1999, for the Annual Meeting of Stockholders to be held July 20, 1999, under the caption "Election of Directors".

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

(a)(3) Exhibits

        3.1 Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
             1992).

        3.2 By-Laws of the Company, as amended through 5/15/97 (incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1998).

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

       10.6 Employment Agreement, dated June 4, 1998, between the Company and Ralph Levine (incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

       10.7 Employment Agreement, dated June 4, 1998, between the Company and Paul A. Veteri (incorporated herein by reference to Exhibit
             10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

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



                                   (Continued)

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

      10.18  1996 Long-Term Incentive Plan, as amended.

      10.19 Employment Agreement, dated September 11, 1996, between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit
             10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

      10.21 Letter Agreement, dated September 14, 1998, between the Company and T. Rosie Albright.

      10.22 Letter Agreement, dated June 4, 1998 between the Company and Stephen R. Lang.

       13    Annual Report to Stockholders for the fiscal year ended March 31,
             1999

       21    Subsidiaries.

       23    KPMG LLP Independent Auditors' Consent

       27    Financial Data Schedule (EDGAR filing only)

(b)    Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CARTER-WALLACE, INC.
                                                     (Registrant)



DATED:  June 11, 1999                          BY: /s/Ralph Levine
        -------------                              -------------------
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

Signature                     Title                         Date




/s/Henry H. Hoyt, Jr.        Chairman of the Board and      June 11, 1999
Henry H. Hoyt, Jr.           Chief Executive Officer,
                             Director (Principal Execu-
                             tive Officer)



/s/David M. Baldwin          Director                       June 11, 1999
David M. Baldwin




/s/Dr. Richard L. Cruess     Director                       June 11, 1999
--------------------------
Dr. Richard L. Cruess




/s/Suzanne H. Garcia         Director                       June 11, 1999
Suzanne H. Garcia

Signature                     Title                         Date




/s/Scott C. Hoyt             Director                      June 11, 1999
Scott C. Hoyt






/s/Ralph Levine             President and Chief           June 11, 1999
-------------------------   Operating Officer,
Ralph Levine                Director





/s/Herbert M. Rinaldi       Director                      June 11, 1999
Herbert M. Rinaldi






/s/Paul A. Veteri           Executive Vice President      June 11, 1999
-------------------------   and Chief Financial Officer,
Paul A. Veteri              Director (Principal Financial
                            Officer)







/s/Peter J. Griffin         Vice President and            June 11, 1999
Peter J. Griffin            Controller (Principal
                            Accounting Officer)

                      CARTER-WALLACE, INC. AND SUBSIDIARIES

         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The consolidated financial statements and the related report of KPMG LLP dated May 5, 1999 appearing on pages 12 through 31 of the 1999 Annual Report to Stockholders are incorporated herein by reference in this Form 10-K Annual Report.

The following are set forth in this Annual Report on Form 10-K:


                                                                  Page

Independent Auditors' Report on Supporting Financial
 Statement Schedule                                                14

Schedule II  - Valuation and qualifying accounts for each
                of the three years ended March 31, 1999            15



All other financial statement schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Carter-Wallace, Inc.:


Under date of May 5, 1999, we reported on the consolidated balance sheets of Carter-Wallace, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of earnings, retained earnings and comprehensive earnings, and cash flows, for each of the years in the three-year period ended March 31, 1999, as contained in the 1999 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                         KPMG LLP




New York, New York
May 5, 1999

                                   SCHEDULE II

                      CARTER-WALLACE, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                        Three Years Ended March 31, 1999
                            (in thousands of dollars)


                         Balance at  Charged to  Charged                Balance
                         beginning   costs and   to other               at end
Description              of period    expenses   accounts  Deductions  of period

Year ended March 31, 1999:

  Deducted from assets to
    which they apply:
    Allowance for
     doubtful accounts     $ 5,716    $   752     $   -    $   505(a)    $ 5,963
    Allowance for cash
     discounts               1,590      8,737         -      8,875(b)      1,452
                           -------    -------     ------   -------       -------
                           $ 7,306    $ 9,489     $   -    $ 9,380       $ 7,415
                           -------    -------     ------   -------       -------

Year ended March 31, 1998:

  Deducted from assets to
    which they apply:
    Allowance for
     doubtful accounts     $ 5,314    $ 1,134     $   -    $   732(a)    $ 5,716
    Allowance for cash
     discounts               1,416      8,741         -      8,567(b)      1,590
                           -------    -------     ------   -------       -------
                           $ 6,730    $ 9,875     $   -    $ 9,299       $ 7,306
                           -------    -------     ------   -------       -------

Year ended March 31, 1997:

  Deducted from assets to
    which they apply:
    Allowance for
     doubtful accounts     $ 5,358    $ 1,182(c)  $   -    $ 1,226(a)(c) $ 5,314
    Allowance for cash
     discounts               1,358      8,048         -      7,990(b)      1,416
                           -------    -------     ------   -------       -------
                           $ 6,716    $ 9,230     $   -    $ 9,216       $ 6,730
                           -------    -------     ------   -------       -------



Notes:

(a)  Accounts written off and recovered.
(b)  Net discounts allowed to customers.
(c) Includes $508 related to trade receivables from a wholesaler who filed for bankruptcy.