Form 10-Q
period 1999-06-30
CARTER WALLACE INC /DE/
filed 1999-08-04
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 1999

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

                               Yes   X       No

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 30, 1999 were 32,679,500 and 12,302,600, respectively.














                 CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                              June 30, 1999



                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings and
 Comprehensive Earnings for the three months ended
 June 30, 1999 and 1998                                                   1

Condensed Consolidated Balance Sheets at
 June 30, 1999 and March 31, 1999                                         2

Condensed Consolidated Statements of Cash Flows
 for the three months ended June 30, 1999 and 1998                        3

Notes to Condensed Consolidated Financial Statements                      4

Report by KPMG LLP on their limited review                                6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk       9




           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                               10

Item 6 - Exhibits and Reports on Form 8-K                                10

Signatures                                                                11










                     PART I - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                  CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                       AND COMPREHENSIVE EARNINGS
                            (Unaudited)
                                          Three Months Ended
                                                   June 30,
                                          1999           1998
Statement of Earnings
Net sales                              $199,954,000   $169,662,000
Other income                              2,787,000      3,084,000
                                        202,741,000    172,746,000

Cost and expenses:

Cost of goods sold                       75,076,000     63,415,000
Advertising, marketing &
 other selling expenses                  73,545,000     63,366,000
Research & development
 expenses                                 6,043,000      6,688,000
General, administrative
 & other expenses                        25,318,000     22,449,000
Interest expense                          1,184,000      1,266,000

                                        181,166,000    157,184,000
Earnings before taxes
 on income                               21,575,000     15,562,000

Provision for taxes
 on income                                8,414,000      6,069,000

Net earnings                            $13,161,000    $ 9,493,000

Earnings per share -
 Basic and Diluted                          $.29           $.21

Cash dividends per share                    $.06           $.04

Average shares of common
 stock outstanding                       44,982,000     45,343,000



Statement of Comprehensive Earnings

Net Earnings                            $13,161,000    $ 9,493,000

Other comprehensive earnings (loss):
 Foreign currency translation
  adjustment                             (1,275,000)    (1,191,000)

Total comprehensive earnings            $11,886,000    $ 8,302,000

                CARTER-WALLACE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    June 30,      March 31,
                                                      1999          1999
Assets                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                        $32,818,000   $49,382,000
  Short-term investments                            24,142,000    31,870,000
  Accounts and other receivables less
    allowances of $8,403,000 at June 30,
     1999 and $7,415,000 at March 31, 1999         176,348,000   129,360,000
  Inventories:
    Finished goods                                  52,226,000    54,019,000
    Work in process                                 11,384,000    10,875,000
    Raw materials and supplies                      27,063,000    25,714,000
                                                    90,673,000    90,608,000
  Deferred taxes, prepaid expenses
   and other current assets                         30,821,000    28,370,000

Total Current Assets                               354,802,000   329,590,000

Property, plant and equipment, at cost             322,046,000   316,759,000
Less:  accumulated depreciation and amortization   170,087,000   166,163,000
                                                   151,959,000   150,596,000
Intangible assets                                  133,152,000   136,389,000
Deferred taxes and other assets                    108,658,000   105,377,000

Total Assets                                      $748,571,000  $721,952,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $ 51,379,000  $ 44,084,000
  Accrued expenses                                 117,971,000   117,823,000
  Notes payable                                     17,182,000     8,134,000

Total Current Liabilities                          186,532,000   170,041,000

Long-Term Liabilities:
  Long-term debt                                    63,815,000    64,861,000
  Deferred compensation                             21,628,000    19,931,000
  Accrued postretirement benefit obligation         69,217,000    69,241,000
  Other long-term liabilities                       38,987,000    38,722,000

Total Long-Term Liabilities                        193,647,000   192,755,000

Stockholders' Equity:
  Common stock                                      34,749,000    34,740,000
  Class B common stock                              12,456,000    12,465,000
  Capital in excess of par value                     4,595,000     4,483,000
  Retained earnings                                378,555,000   368,093,000
  Less:  Foreign currency translation
           adjustment                               29,060,000    27,785,000
         Treasury stock, at cost                    32,903,000    32,840,000
Total Stockholders' Equity                         368,392,000   359,156,000

Total Liabilities and Stockholders' Equity        $748,571,000  $721,952,000

                CARTER-WALLACE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                              (Unaudited)
                                                      1999           1998

Cash flows from operations:
  Net earnings                                    $ 13,161,000   $  9,493,000

  Depreciation and amortization                      7,264,000      6,312,000
  Changes in assets and liabilities                (44,241,000)   (29,046,000)
  Cash payments for one-time charges
   incurred in prior years                            (994,000)    (1,578,000)

                                                   (24,810,000)   (14,819,000)


Cash flows used in investing activities:

  Additions to property, plant and equipment        (6,002,000)    (2,648,000)
  Cash paid for acquisitions                             -         (3,633,000)
  Decrease (increase) in short-term investments      7,841,000    (14,789,000)
  Proceeds from sale of property, plant
   and equipment                                         1,000        136,000

                                                     1,840,000    (20,934,000)

Cash flows used in financing activities:

  Dividends paid                                    (2,699,000)    (1,813,000)
  Increase in borrowings                            10,346,000      1,507,000
  Payments of debt                                  (1,775,000)    (2,059,000)
  Purchase of treasury stock                              -        (1,286,000)

                                                     5,872,000     (3,651,000)

Effect of exchange rate changes on
 cash and cash equivalents                             534,000     (1,189,000)

(Decrease) in cash and
 cash equivalents                                 $(16,564,000)  $(40,593,000)
















                          CARTER-WALLACE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 AND 1998


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


Note 4:  Litigation

The Company is involved in various legal proceedings involving securities litigation, product liability, anti-trust, contract dispute and environmental matters. Further information regarding Legal Proceedings involving the Company is presented in Note 14 "Litigation Including Environmental Matter" of the Notes to the Consolidated Financial Statements on pages 27 to 29 of the Company's 1999 Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and is herein expressly incorporated by reference. There have been no significant developments regarding litigation since the Company filed its Annual Report on Form 10-K.

The Company continues to believe, based upon opinion of counsel, that it has good defenses to all of the pending actions referenced above and should prevail.


                            (Continued)
                       CARTER-WALLACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1999 AND 1998
                            (Continued)


Note 5:  Business Segments

Business segment information for the three months ended June 30, 1999 and 1998 is as follows:

                                                1999        1998

Sales
 Domestic Consumer Products                   $ 85,067    $ 72,474
 Domestic Health Care                           48,832      43,366
 International                                  66,055      53,822

Consolidated                                  $199,954    $169,662


Operating Profit
Domestic Consumer Products                    $ 22,266    $ 14,209
 Domestic Health Care                            9,783      11,152
 International                                   5,345       3,850
 Domestic net interest expense                    (631)       (669)
 Other (expense) net of other income            (5,653)     (3,016)
 General Corporate expenses                     (9,535)     (9,964)

Earnings before taxes on income               $ 21,575     $15,562















<AUDIT-REPORT>
                     INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of earnings and comprehensive earnings for the three month periods ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the three month periods ended June 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of earnings, retained earnings, and comprehensive earnings, and cash flows for the year then ended (not presented herein); and in our report dated May 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP
New York, New York
July 27, 1999



</AUDIT-REPORT>



                     CARTER-WALLACE, INC.
          ITEM 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations



Results of Operations - Three months ended June 30, 1999 compared to three months ended June 30, 1998

Consolidated earnings after taxes in the three months ended June 30, 1999 were $13,161,000 or $.29 per share compared with net earnings of $9,493,000 or $.21 per share in the three months ended June 30, 1998.

Net sales increased $30,292,000 (17.9%) in the current year period as compared to net sales in the prior year period. The sales increase was due primarily to higher unit volume in all business segments, with the largest increases in the Domestic Consumer Products and International segments. The increase in International unit volume was due in part to the acquisition of the Barbara Gould line of skin care products in France and product introductions. Selling price increases in the Domestic Health Care and International segments also helped increase sales. Sales of pharmaceutical products in the Domestic Health Care segment continue to be adversely affected by generic competition.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $2,400,000. The effect of changes in foreign exchange on earnings was not material.

Other income decreased by $297,000 from $3,084,000 in the prior year period to $2,787,000 in the current year period. Interest income was lower than in the prior year. Included in other income are credits of $1,090,000 in the current year and $584,000 in the prior year related to ASTA Medica's share of joint venture operations.

Cost of goods sold as a percentage of net sales increased from 37.4% in the prior year period to 37.5% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $10,179,000 or 16.1% versus the prior year period due mostly to increased spending in the International and Domestic Health Care segments. Spending was higher in the International segment due in part to promotional support for the recently acquired Barbara Gould product line and product introductions. Spending was higher in the Domestic Health Care segment partly as a result of costs associated with a reformulated version of an existing product.

Research and development expenses decreased by $645,000 or 9.6% versus the prior year period due to reduced spending in the Domestic Health Care segment.

General, administrative and other expenses increased $2,869,000, or 12.8% versus the prior year period due largely to the timing of certain expenses in comparison with the prior year period.

The estimated annual effective tax rate applied in the three months ended June 30, 1999 was 39%, the same rate as in the prior year period.
                             (Continued)

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

With minor exceptions, internal IT systems are expected to be made compliant by September 1999. Material third party vendors have been contacted and asked to attest to Year 2000 compliance. Alternate vendors will be evaluated as potential replacements for non-compliant or non-responsive vendors. The entire project is expected to cost between $1,000,000 and $2,000,000 on a pre-tax basis.

If IT and non-IT systems affected by the Year 2000 were not addressed as the Company is doing, they could conceivably cause technological failures throughout the Company, disrupting normal business operations. These theoretical consequences are generally shared with other manufacturing companies.

Management does not believe that the Company's business will be materially affected by Year 2000 issues. Nevertheless, the Company expects to have contingency plans that address the most reasonably likely worst case Year 2000 scenarios. Contingency plans include a possible increase in key product inventories in anticipation of vendors not being able to supply stock and, where appropriate, the development of plans to use manual operations as a back-up for critical automated areas.









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

The increase in accounts receivable is due largely to the timing of collections in comparison to the prior year as well as increased sales volume.





                 ITEM 3 - Quantitative and Qualitative
                     Disclosures about Market Risk


A portion of the Company's revenues and earnings are exposed to changes in foreign exchange rates. Where practical, the Company seeks to relate expected local currency revenues to local currency costs and local currency assets to local currency liabilities.

The Company's interest-bearing investments and a portion of its debt are subject to interest rate risk. The Company invests on a short-term basis. Variable rate borrowings are not significant.

There has been no material impact on operations from market risk exposures during the three-month period ended June 30, 1999.








                      PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

Please refer to Note 4: "Litigation" of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit 27 - Financial Data Schedule (EDGAR filing only)

  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

  (c)  KPMG LLP's letter re: unaudited interim financial information.










                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  July 28, 1999                          /s/ Ralph Levine
                                              Ralph Levine
                                              President & Chief
                                              Operating Officer


Date:  July 28, 1999                           /s/ Paul A. Veteri
                                               Paul A. Veteri
                                               Executive Vice President
                                                & Chief Financial Officer