Form 10-Q
period 1999-09-30
CARTER WALLACE INC /DE/
filed 1999-11-01
CIK 18000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 1999

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

                               Yes   X       No

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at September 30, 1999 were 32,688,300 and 12,293,800, respectively.








                CARTER-WALLACE, INC. AND SUBSIDIARIES

                        INDEX TO FORM 10-Q

                        September 30, 1999




                    PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings and
 Comprehensive Earnings for the three and six months
 ended September 30, 1999 and 1998                                      1

Condensed Consolidated Balance Sheets at
 September 30, 1999 and March 31, 1999                                  2

Condensed Consolidated Statements of Cash Flows
 for the six months ended September 30, 1999 and 1998                   3

Notes to Condensed Consolidated Financial Statements                    4

Report by KPMG LLP on their limited review		                            6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7


Item 3 - Quantitative and Qualitative Disclosures about Market Risk     9


           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                             10

Item 4 - Submission of Matters to a Vote of Security Holders           10

Item 6 - Exhibits and Reports on Form 8-K                              11

Signatures                                                             12














              PART I - FINANCIAL INFORMATION

              ITEM 1 - FINANCIAL STATEMENTS


	          CARTER-WALLACE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                AND COMPREHENSIVE EARNINGS
                     (Unaudited)

                              Three Months Ended          Six Months Ended
                                 September 30,              September 30,
Statement of Earnings         1999          1998         1999           1998
Net sales               $185,147,000  $169,169,000  $385,101,000  $338,831,000
Other income               4,472,000     4,840,000     7,259,000     7,924,000

                         189,619,000   174,009,000   392,360,000   346,755,000

Cost and expenses:

Cost of goods sold        68,932,000    66,767,000   144,008,000   130,182,000
Advertising, marketing &
 other selling expenses   73,296,000    65,824,000   146,841,000   129,190,000
Research & development
 expenses                  6,587,000     6,289,000    12,630,000    12,977,000
General, administrative
 & other expenses         24,173,000    24,138,000    49,491,000    46,587,000
Interest expense           1,221,000     1,292,000     2,405,000     2,558,000

                         174,209,000   164,310,000   355,375,000   321,494,000

Earnings before taxes
 on income                15,410,000     9,699,000    36,985,000    25,261,000

Provision for taxes
 on income                 6,010,000     3,783,000    14,424,000     9,852,000

Net earnings              $9,400,000    $5,916,000   $22,561,000   $15,409,000

Earnings per share - Basic    $.21          $.13          $.50	         $.34

Earnings per share - Diluted  $.20          $.13          $.49	         $.34
Cash dividends per share      $.06          $.06          $.12          $.10

Average shares of common
 stock outstanding        44,982,000    45,314,000    44,982,000    45,328,000

Statement of
Comprehensive Earnings

Net Earnings              $9,400,000    $5,916,000   $22,561,000   $15,409,000

Other comprehensive earnings
 (loss): Foreign currency
 translation adjustment	   1,064,000      (819,000)     (211,000)   (2,010,000)


Total Comprehensive
 Earnings			             $10,464,000    $5,097,000   $22,350,000   $13,399,000



	               CARTER-WALLACE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   September 30,   March 31,
                                                       1999          1999
Assets                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                       $59,911,000    $49,382,000
  Short-term investments                           18,863,000     31,870,000
  Accounts and other receivables less
    allowances of $7,857,000 at September 30,
     1999 and $7,415,000 at March 31, 1999        142,650,000    129,360,000
  Inventories:
    Finished goods                                 54,707,000     54,019,000
    Work in process                                11,730,000     10,875,000
    Raw materials and supplies                     28,332,000     25,714,000
                                                   94,769,000     90,608,000
  Deferred taxes, prepaid expenses
   and other current assets                        28,942,000     28,370,000

Total Current Assets                              345,135,000    329,590,000

Property, plant and equipment, at cost            323,922,000    316,759,000
Less:  accumulated depreciation and amortization  172,858,000    166,163,000
                                                  151,064,000    150,596,000
Intangible assets                                 131,964,000    136,389,000
Deferred taxes and other assets                   112,720,000    105,377,000

Total Assets                                     $740,883,000   $721,952,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $43,004,000    $44,084,000
  Accrued expenses                                111,651,000    117,823,000
  Notes payable                                    10,347,000      8,134,000

Total Current Liabilities                         165,002,000    170,041,000

Long-Term Liabilities:
  Long-term debt                                   64,997,000     64,861,000
  Deferred compensation                            21,158,000     19,931,000
  Accrued postretirement benefit obligation        69,295,000     69,241,000
 Other long-term liabilities                       44,274,000     38,722,000

Total Long-Term Liabilities                       199,724,000    192,755,000

Stockholders' Equity:
  Common stock                                     34,728,000     34,740,000
  Class B common stock                             12,477,000     12,465,000
  Capital in excess of par value                    4,595,000      4,483,000
  Retained earnings                               385,256,000    368,093,000
  Less:  Foreign currency translation
           adjustment                              27,996,000     27,785,000
         Treasury stock, at cost                   32,903,000     32,840,000
Total Stockholders' Equity                        376,157,000    359,156,000

Total Liabilities and Stockholders' Equity       $740,883,000   $721,952,000



                 CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Unaudited)



                                                      1999         1998

Cash flows from operations:
 Net earnings                                     $22,561,000   $15,409,000

 Cash payments for one-time charges
  incurred in prior years                            (994,000)   (1,953,000)
 Changes in assets and liabilities                (27,484,000)    4,806,000
 Depreciation and amortization                     15,401,000    13,188,000

                                                    9,484,000    31,450,000


Cash flows used in investing activities:

 Additions to property, plant and equipment        (9,986,000)   (6,757,000)
 Cash paid for acquisitions                            -         (3,633,000)
 Decrease (increase) in short-term investments     13,063,000    (4,405,000)
 Proceeds from sale of property, plant
  and equipment                                       635,000        15,000

                                                    3,712,000   (14,780,000)
Cash flows used in financing activities:

 Dividends paid                                    (5,398,000)   (4,533,000)
 Increase in borrowings                             3,930,000     3,875,000
 Payments of debt                                  (1,296,000)   (5,628,000)
 Purchase of treasury stock                            -         (2,196,000)

                                                   (2,764,000)   (8,482,000)
Effect of exchange rate changes on
 cash and cash equivalents                             97,000    (2,913,000)

Increase in cash and
 cash equivalents                                 $10,529,000   $ 5,275,000

















                        CARTER-WALLACE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1999 AND 1998


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


Note 3:  Felbatol

As previously reported, in the fiscal years ended March 31, 1995 and 1996 the Company incurred one-time charges to pre-tax earnings totaling $45,980,000 related to use restrictions for Felbatol. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the range of $20,000,000 on a pre-tax basis.


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

         				          (Continued)
                  CARTER-WALLACE, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 1999 AND 1998
                       (Continued)


Note 5:  Business Segments (In Thousands)

Business segment information for the three months and six months ended

September 30, 1999 and 1998 is as follows:

                                          Three Months Ended   Six Months Ended
                                             September 30        September 30
                                             1999     1998       1999     1998
Sales
 Domestic Consumer Products                $81,176  $79,933   $166,243 $152,407
 Domestic Health Care                       44,227    39,012    93,059   82,378
 International                              59,744    50,224   125,799  104,046

Consolidated                              $185,147  $169,169  $385,101 $338,831


Operating Profit
 Domestic Consumer Products                $17,443   $14,407   $39,709  $28,616
 Domestic Health Care                        8,314     7,356    18,097   18,508
 International                               4,531     4,733     9,876    8,583
 Domestic net interest expense               (414)     (440)   (1,045)  (1,109)
 Other (expense) net of other income       (4,818)   (6,779)  (10,471)  (9,795)
 General Corporate expenses                (9,646)   (9,578)  (19,181) (19,542)

Earnings before taxes on income           $15,410    $9,699   $36,985  $25,261

Note 6:  Earnings per Share

Basic earnings per share for each period presented has been calculated using the weighted average shares outstanding. In computing diluted earnings per share incremental shares issuable upon the assumed exercise of stock options and the vesting of stock awards have been added to the weighted average shares outstanding. For the three months and six months ended September 30, 1999 incremental shares for purposes of calculating diluted earnings per share amounted to 1,005,500 and 965,200 shares, respectively. This compares to 465,000 and 570,500 incremental shares in the three months and six months ended September 30, 1998, respectively.


Note 7: Long-Term Incentive Plan

At the Annual Meeting of Stockholders held on July 20, 1999 the stockholders approved a proposal amending the 1996 Long-Term Incentive Plan to increase by 4,500,000 shares the number of shares of Common Stock that may be delivered or purchased pursuant to awards made under the Plan.




(AUDIT-REPORT>
                     INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of earnings and comprehensive earnings for the three month and six month periods ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP
New York, New York
October 27, 1999


</AUDIT-REPORT>


                     CARTER-WALLACE, INC.
          ITEM 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations



Results of Operations - Three months ended September 30, 1999 compared to three months ended September 30, 1998


Consolidated earnings after taxes in the three months ended September 30, 1999 were $9,400,000 compared with net earnings of $5,916,000 in the three months ended September 30, 1998. Basic earnings per share were $.21 per share in the three months ended September 30, 1999 compared to $.13 per share in the three months ended September 30, 1998.

Net sales increased $15,978,000 (9.4%) in the current year period as compared to net sales in the prior year period. The sales increase was due largely to higher unit volume in all business segments, with the largest increase in the International segment. The increase in International unit volume was due in part to the acquisition of the Barbara Gould line of skin care products in France and product introductions. Selling price increases in the Domestic Health Care and International segments also contributed to the sales increase. Sales of pharmaceutical products in the Domestic Health Care segment continue to be adversely affected by generic competition.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $900,000. The effect of changes in foreign exchange on earnings was not material.

Other income decreased by $368,000 from $4,840,000 in the prior year period to $4,472,000 in the current year period. Included in other income are credits of $2,269,000 in the current year and $2,922,000 in the prior year related to ASTA Medica's share of joint venture operations.

Cost of goods sold as a percentage of net sales decreased from 39.5% in the prior year period to 37.2% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $7,472,000 or 11.4% versus the prior year period due mostly to increased spending in the International segment due in part to promotional support for the recently acquired Barbara Gould product line and product introductions. Spending was higher in the Domestic Health Care segment partly as a result of costs associated with a reformulated version of an existing product.

Research and development expenses increased by $298,000 or 4.7% versus the prior year period due to increased spending in the Domestic Health Care segment.

General, administrative and other expenses increased $35,000 or 0.1% versus the prior year period.

The estimated annual effective tax rate applied in the three months ended September 30, 1999 was 39%, the same rate as in the prior year period.

                                         (Continued)





             				 CARTER-WALLACE, INC.
    		ITEM 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      (Continued)

Results of Operations - Six months ended September 30, 1999 compared to six months ended September 30, 1998

Consolidated earnings after taxes in the six months ended September 30, 1999 were $22,561,000 compared with net earnings of $15,409,000 in the six months ended September 30, 1998. Basic earnings per share were $.50 per share in the six months ended September 30, 1999 compared to $.34 per share in the six months ended September 30, 1998.

Net Sales increased $46,270,000 (13.7%) in the current six month period as compared to net sales in the prior year period, with all Company business segments recording sales gains. Domestic Consumer Products segment sales were higher by $13,836,000 or 9.1% this year due almost entirely to increased unit sales. The increase in International sales of $21,753,000 or 20.9% was due primarily to unit volume gains mostly from the acquistion of the Barbara Gould line of skin care products in France and product introductions.
Selling price increases also helped increase International sales. Sales of Health Care products were higher by $10,681,000 or 13.0% reflecting selling price increases and unit sales gains. Sales of pharmaceutical products in the Domestic Health Care segment continue to be adversely affected by generic competition.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $3,300,000. The effect of changes in foreign exchange on earnings was not material.

Other income decreased by $665,000 from $7,924,000 in the prior year period to $7,259,000 in the current year period. Interest income was lower than in the prior year. Included in other income are credits of $3,359,000 in the current year and $3,506,000 in the prior year related to ASTA Medica's share of joint venture operations.

Cost of goods sold as a percentage of net sales decreased from 38.4% in the prior year period to 37.4% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $17,651,000 or 13.7% versus the prior year period due mostly to increased spending in the International and Domestic Health Care segments. Spending was higher in the International segment due in part to promotional support for the recently acquired Barbara Gould product line and product introductions. Spending was higher in the Domestic Health Care segment partly as a result of costs associated with a reformulated version of an existing product.

Research and development expenses decreased by $347,000 or 2.7% versus the prior year period due to reduced spending in the Domestic Health Care segment.

General, administrative and other expenses increased $2,904,000 or 6.2% versus the prior year period due largely to increased compensation related expenses.

The estimated annual effective tax rate applied in the six months ended September 30, 1999 was 39%, the same rate as in the prior year period.

         				        (Continued)


              				CARTER-WALLACE, INC.
        Management's Discussion and Analysis of
     Financial Condition and Results of Operations
                     (Continued)

Felbatol

As previously reported, in the fiscal years ended March 31, 1995 and 1996 the Company incurred one-time charges to pre-tax earnings totaling $45,980,000 related to use restrictions for Felbatol. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the range of $20,000,000 on a pre-tax basis.

Year 2000 Compliance

The Company has implemented a plan which addresses Year 2000 technology compliance for its information technology ("IT") and non-IT systems. The plan included a review of the Company's suppliers and customers to assure that they were working toward Year 2000 compliance.

With minor exceptions, all internal IT systems have been made compliant. Material third party vendors have attested to Year 2000 compliance. Alternate vendors will be evaluated as potential replacements for non-compliant or non-responsive vendors. The entire project is expected to cost between $1,000,000 and $2,000,000 on a pre-tax basis.

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

Approximately 20% of the Company's debt is financed at variable interest rates. Changes in interest rates could affect interest expense in future periods.

In the Statement of Cash Flows, the change in assets and liabilities in the current year period compared to that in the prior year period is due largely to increased working capital requirements in the current year, including higher accounts receivable and inventory levels, as well as a reduced level of accounts payable and accrued expenses.

The increase in accounts receivable is due largely to the timing of collections in comparison to the prior year as well as increased sales volume.





                       CARTER-WALLACE, INC.
               ITEM 3 - QUANTITATIVE AND QUALITIVE
                  DISCLOSURES ABOUT MARKET RISK


A portion of the Company's revenues and earnings are exposed to changes in foreign exchange rates. Where practical, the Company seeks to relate expected local currency revenues with local currency costs and local currency assets with local currency liabilities.

The Company's interest bearing investments and a portion of its debt are subject to interest rate risk. The Company invests on a short-term basis.
Approximately 20% of the Company's debt is financed at variable interest rates.

There has been no material impact on operations from market risk exposures during the six-month period ended September 30, 1999


                   PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Refer to Note 4: "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 4 - Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Company was held on July 20, 1999.

(b)	At the Annual Meeting the following matters were submitted to a vote of security holders:

   (1)	Each person named below received the number of votes set opposite his or her name for election as Director of the Company to serve until the next Annual Meeting of Stockholders and until his or her successor shall have been elected and qualified:

            David M. Baldwin	  	142,775,652
            Richard L. Cruess		 142,798,357
            Suzanne H. Garcia		 142,794,896
            Henry H. Hoyt, Jr.	 142,762,556
            Scott C. Hoyt      	142,751,818
            Ralph Levine		      142,820,758
            Herbert M. Rinaldi		142,790,857
            Paul A. Veteri	    	142,806,873

            7,455,607 votes were withheld from voting on Directors.



                              (Continued)





                         CARTER-WALLACE, INC.
                    PART II - OTHER INFORMATION
  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                              (Continued)



   (2)	On the resolution relating to the appointment of KPMG LLP, independent auditors, to audit the financial statements of the Company for the fiscal year ending March 31, 2000, the number of votes cast in favor of this proposal was 150,051,760 and the number of votes cast against this proposal was 95,555.

   (3)	On the resolution to amend the Company's 1996 Long-Term Incentive Plan to increase by 4,500,000 shares the number of shares of Common Stock that may be delivered or purchased pursuant to awards made under the Plan, the number of votes cast in favor of this proposal was 133,838,179 and the number of votes cast against this proposal was 12,366,764.



Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit 23 - KPMG Letter Regarding Interim Review Report

  (b)  Exhibit 27 - Financial Data Schedule (EDGAR filing only).
  (c) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended September 30, 1999.


                     										EXHIBIT 23



Carter-Wallace, Inc.
New York, New York

Ladies and Gentlemen:

Re:  Registration Statement No. 333-00499


With respect to the subject registration statement, we acknowledge our awareness of the use therein of our report dated October 27, 1999 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.


                                  							Very truly yours,



                                  							KPMG LLP

New York, New York
October 27, 1999





SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  October 29, 1999                        /s/ Ralph Levine
                                               Ralph Levine
                                               President & Chief
                                               Operating Officer




Date:  October 29, 1999                        /s/ Paul A. Veteri
                                               Executive Vice President
                                               & Chief Financial Officer