Form 10-Q
period 1999-12-31
CARTER WALLACE INC /DE/
filed 2000-02-01
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended December 31, 1999

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

                               Yes   X       No

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at December 31, 1999 were 32,711,000 and 12,286,600,respectively.







                  CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                            December 31, 1999




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings and
 Comprehensive Earnings for the three and nine months
 ended December 31, 1999 and 1998                                       1

Condensed Consolidated Balance Sheets at
 December 31, 1999 and March 31, 1999                                   2

Condensed Consolidated Statements of Cash Flows
 for the nine months ended December 31, 1999 and 1998                   3

Notes to Condensed Consolidated Financial Statements                    4

Report by KPMG LLP on their limited review                              6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7


Item 3 - Quantitative and Qualitative Disclosures about Market Risk    10


                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                             10

Item 6 - Exhibits and Reports on Form 8-K                              10

Signatures                                                             11












                     PART I - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                     CARTER-WALLACE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          AND COMPREHENSIVE EARNINGS
                                  (Unaudited)

                             Three Months Ended        Nine Months Ended
                                December 31,             December 31,
Statement of Earnings        1999          1998         1999         1998
Net sales               $192,066,000  $162,241,000  $577,167,000  $501,072,000
Other income               2,813,000     5,254,000    10,072,000    13,178,000

                         194,879,000   167,495,000   587,239,000   514,250,000

Cost and expenses:

Cost of goods sold        65,753,000    62,724,000   209,761,000   192,906,000
Advertising, marketing &
 other selling expenses   72,852,000    62,580,000   219,693,000   191,770,000
Research & development
 expenses                  7,903,000     6,416,000    20,533,000    19,393,000
General, administrative
 & other expenses         24,261,000    21,827,000    73,752,000    68,414,000
Interest expense           1,231,000     1,098,000     3,636,000     3,656,000

                         172,000,000   154,645,000   527,375,000   476,139,000

Earnings before taxes
 on income                22,879,000    12,850,000    59,864,000    38,111,000

Provision for taxes
 on income                 8,923,000     5,011,000    23,347,000    14,863,000

Net earnings            $ 13,956,000  $  7,839,000  $ 36,517,000  $ 23,248,000

Earnings per share - Basic    $.31         $ .17          $.81          $.51

Earnings per share - Diluted  $.30         $ .17          $.79          $.51

Cash dividends per share      $.06         $ .06          $.18          $.16

Average shares of common
 stock outstanding        44,994,000    45,093,000    44,987,000    45,240,000

Statement of
Comprehensive Earnings

Net Earnings             $ 13,956,000  $ 7,839,000  $ 36,517,000  $ 23,248,000

Other comprehensive earnings
 (loss): Foreign currency
 translation adjustment    (1,042,000)   1,514,000    (1,253,000)     (496,000)

Total Comprehensive
 Earnings                $ 12,914,000  $ 9,353,000  $ 35,264,000  $ 22,752,000


                  CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   December 31,    March 31,
                                                       1999          1999
Assets                                            (Unaudited)
Current Assets:
  Cash and cash equivalents                       $ 49,774,000   $ 49,382,000
  Short-term investments                            40,031,000     31,870,000
  Accounts and other receivables less
    allowances of $8,026,000 at December 31,
     1999 and $7,415,000 at March 31, 1999         141,975,000    129,360,000
  Inventories:
    Finished goods                                  55,674,000     54,019,000
    Work in process                                 12,517,000     10,875,000
    Raw materials and supplies                      29,472,000     25,714,000
                                                    97,663,000     90,608,000
  Deferred taxes, prepaid expenses
   and other current assets                         29,507,000     28,370,000

Total Current Assets                               358,950,000    329,590,000

Property, plant and equipment, at cost             325,398,000    316,759,000
Less:  accumulated depreciation and amortization   175,153,000    166,163,000
                                                   150,245,000    150,596,000
Intangible assets                                  129,538,000    136,389,000
Deferred taxes and other assets                    115,770,000    105,377,000

Total Assets                                      $754,503,000   $721,952,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $ 40,015,000   $ 44,084,000
  Accrued expenses                                 118,689,000    117,823,000
  Notes payable                                      6,869,000      8,134,000

Total Current Liabilities                          165,573,000    170,041,000

Long-Term Liabilities:
  Long-term debt                                    61,896,000     64,861,000
  Deferred compensation                             25,035,000     19,931,000
  Accrued postretirement benefit obligation         69,434,000     69,241,000
  Other long-term liabilities                       45,976,000     38,722,000

Total Long-Term Liabilities                        202,341,000    192,755,000

Stockholders' Equity:
  Common stock                                      34,765,000     34,740,000
  Class B common stock                              12,440,000     12,465,000
  Capital in excess of par value                     4,572,000      4,483,000
  Retained earnings                                396,512,000    368,093,000
  Less:  Foreign currency translation
           adjustment                               29,038,000     27,785,000
         Treasury stock, at cost                    32,662,000     32,840,000
Total Stockholders' Equity                         386,589,000    359,156,000

Total Liabilities and Stockholders' Equity        $754,503,000   $721,952,000



                  CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                               (Unaudited)



                                                      1999         1998

Cash flows from operations:
 Net earnings                                     $ 36,517,000  $23,248,000

 Depreciation and amortization                      23,327,000   20,840,000
 Changes in assets and liabilities                 (27,246,000)   5,196,000
 Cash payments for one-time charges
  incurred in prior years                             (842,000)  20,840,000

                                                    31,756,000   46,863,000


Cash flows used in investing activities:

 Additions to property, plant and equipment        (13,895,000) (11,138,000)
 Cash paid for acquisitions                             -        (3,633,000)
 Increase in short-term investments                 (8,070,000)  (5,318,000)
 Proceeds from sale of property, plant
  and equipment                                        636,000      159,000

                                                   (21,329,000) (19,930,000)
Cash flows used in financing activities:

 Dividends paid                                     (8,098,000)  (7,232,000)
 Increase in borrowings                              3,964,000    2,463,000
 Payments of debt                                   (5,884,000)  (8,751,000)
 Purchase of treasury stock                             -        (4,381,000)

                                                   (10,018,000) (17,901,000)
Effect of exchange rate changes on
 cash and cash equivalents                             (17,000)    (878,000)

Increase in cash and
 cash equivalents                                 $    392,000  $ 8,154,000



















                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998


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

In November 1999, the United States District Court, Southern District of New York, granted the Company's motion for judgment on the pleadings with respect to the remaining claims of the Consolidated Securities Class Action Complaint and dismissed the case. Plaintiffs have appealed such order to the United States Court of Appeals for the Second Circuit.

With respect to the three pending product liability actions against the Company alleging various adverse reactions and other injuries suffered as a result of using Felbatol, two of the actions have been resolved with no material adverse effect on the Company's financial statements.

The Company continues to believe, based upon opinion of counsel, that it has good defenses to all of the pending actions referenced above and should prevail.


                             (Continued)




                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND 1998
                               (Continued)





Note 5:  Business Segments (In Thousands)


Business segment information for the three and nine months ended December 31, 1999 and 1998 is as follows:

                                      Three Months Ended   Nine Months Ended
                                          December 31         December 31
                                          1999     1998       1999     1998
Net Sales
 Domestic Consumer Products            $ 68,307  $ 65,495  $234,550  $217,902
 Domestic Health Care                    66,931    46,310   159,990   128,688
 International                           56,828    50,436   182,627   154,482

Total Net Sales                        $192,066  $162,241  $577,167  $501,072


Operating Profit
 Domestic Consumer Products            $  9,913  $  9,446  $ 49,622  $ 38,062
 Domestic Health Care                    22,789    11,756    40,886    30,264
 International                            3,774     3,759    13,650    12,342
 Domestic net interest expense             (512)     (508)   (1,557)  (1,617)
 Other (expense) net of other income     (4,012)   (2,208)  (14,483) (12,003)
 General Corporate expenses              (9,073)   (9,395)  (28,254) (28,937)

Earnings before taxes on income        $ 22,879 $  12,850  $ 59,864 $ 38,111

Note 6:  Earnings per Share

Basic earnings per share for each period presented has been calculated using the weighted average shares outstanding. In computing diluted earnings per share incremental shares issuable upon the assumed exercise of stock options and the vesting of stock awards have been added to the weighted average shares outstanding.

For the three months and nine months ended December 31, 1999 incremental shares for purposes of calculating diluted earnings per share amounted to 1,089,200 and 1,006,500 shares, respectively. This compares to 827,900 and 656,300 incremental shares in the three months and nine months ended December 31, 1998, respectively.

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











<AUDIT-REPORT>

                   INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of December 31, 1999, and the related condensed consolidated statements of earnings and comprehensive earnings for the three month and nine month periods ended December 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine month periods ended
December 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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


KPMG LLP
New York, New York
January 28, 2000

</AUDIT-REPORT>












                   CARTER-WALLACE, INC.
            ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations - Three months ended December 31, 1999 compared to three months ended December 31, 1998

Consolidated earnings after taxes in the three months ended December 31, 1999 were $13,956,000 compared with net earnings of $7,839,000 in the three months ended December 31, 1998. Basic earnings per share were $.31 per share in the three months ended December 31, 1999, compared to $.17 per share in the three months ended December 31, 1998.

Net sales increased $29,825,000 (18.4%) in the current year period as compared to net sales in the prior year period. The sales increase was due largely to higher unit volume in all business segments, with the largest increase in the Domestic Health Care segment. Sales of pharmaceutical products in the Domestic Health Care segment continue to be adversely affected by generic competition. The increase in International unit volume was due in part to the acquisition of the Barbara Gould line of skin care products in France and product introductions. Selling price increases in the Domestic Health Care and International segments also contributed to the sales increase.

The Company believes that a certain portion of the increase in sales and profits in the quarter ended December 31, 1999 resulted from the timing of purchases by Domestic Health Care customers due to changes in wholesaler distribution patterns and possibly to such customers increasing their inventory prior to Y2K. As a result, the Company's sales of Domestic Health Care products and related profits may be adversely affected in the quarter ending March 31, 2000.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $3,500,000. The effect of changes in foreign exchange on earnings was not material.

Other income decreased by $2,441,000 from $5,254,000 in the prior year period to $2,813,000 in the current year period. Included in other income are credits of $1,011,000 in the current year and $2,976,000 in the prior year related to ASTA Medica's share of joint venture operations.

Cost of goods sold as a percentage of net sales decreased from 38.7% in the prior year period to 34.2% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $10,272,000 or 16.4% versus the prior year period due mostly to higher spending in all segments, with the largest increases in the Domestic Health Care and International segments. The International segment increase was due in part to promotional support for the recently acquired Barbara Gould product line.

Research and development expenses increased by $1,487,000 or 23.2% versus the prior year period due mostly to increased spending in the Domestic Health Care segment.

General, administrative and other expenses increased $2,434,000 or 11.2% versus the prior year period due largely to increased compensation related expenses and costs associated with the sharing of profits on a reformulated product.

The estimated annual effective tax rate applied in the three months ended December 31, 1999 was 39%, the same rate as in the prior year period.

                                (Continued)

                              CARTER-WALLACE, INC.
             ITEM 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                                (Continued)

Results of Operations - Nine months ended December 31, 1999 compared to nine months ended December 31, 1998


Consolidated earnings after taxes in the nine months ended December 31, 1999 were $36,517,000 compared with net earnings of $23,248,000 in the nine months ended December 31, 1998. Basic earnings per share were $.81 per share in the nine months ended December 31, 1999, compared to $.51 per share in the nine months ended December 31, 1998.

Net Sales increased $76,095,000 (15.2%) in the current nine month period as compared to net sales in the prior year period, with all Company business segments recording sales gains. Sales of Domestic Health Care products were higher by $31,302,000 or 24.3% reflecting unit sales gains and selling price increases. Sales of pharmaceutical products in the Domestic Health Care segment continue to be adversely affected by generic competition. Domestic Consumer Products segment sales were higher by $16,648,000 or 7.6% this year due almost entirely to increased unit sales. The increase in International sales of $28,145,000 or 18.2% was due in part to unit volume gains mostly from the acquistion of the Barbara Gould line of skin care products in France and product introductions. Selling price increases also helped increase International sales.

The Company believes that a certain portion of the increase in sales and profits in the quarter ended December 31, 1999 resulted from the timing of purchases by Domestic Health care customers due to changes in wholesaler distribution patterns and possibly to such customers increasing their inventory prior to Y2K. As a result, the Company's sales of Domestic Health Care products and related profits may be adversely affected in the quarter ending March 31, 2000.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $6,800,000. The effect of changes in foreign exchange on earnings was not material.

Other income decreased by $3,106,000 from $13,178,000 in the prior year period to $10,072,000 in the current year period. Included in other income are credits of $4,370,000 in the current year and $6,482,000 in the prior year related to ASTA Medica's share of joint venture operations.

Cost of goods sold as a percentage of net sales decreased from 38.5% in the prior year period to 36.3% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $27,923,000 or 14.6% versus the prior year period due mostly to increased spending in the International and Domestic Health Care segments. Spending was higher in the International segment due in part to promotional support for the recently acquired Barbara Gould product line and product introductions. Spending was higher in the Domestic Health Care segment partly as a result of costs associated with the introduction of a reformulated version of an existing product and product introductions.

Research and development expenses increased by $1,140,000 or 5.9% versus the prior year period due mostly to increased spending in the Domestic Health Care segment.

                                (Continued)



                           CARTER-WALLACE, INC.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                                (Continued)

General, administrative and other expenses increased $5,338,000 or 7.8% versus the prior year period due largely to increased compensation related expenses.

The estimated annual effective tax rate applied in the nine months ended December 31, 1999 was 39%, the same rate as in the prior year period.

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

Year 2000 Compliance

The Company successfully implemented a plan addressing Year 2000 technology compliance for its information technology ("IT") and non-IT systems. The cost of the entire project was approximately $1,500,000 on a pre-tax basis.

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

In the Statement of Cash Flows, the change in assets and liabilities in the current year period compared to that in the prior year period is due largely to increased working capital requirements in the current year, including higher accounts receivable and inventory levels, as well as a reduced level of accounts payable and accrued expenses. The increase in accounts receivable is due largely to increased sales volume as well as the timing of collections in comparison to the prior year.






















                           CARTER-WALLACE, INC.
                 ITEM 3 - QUANTITATIVE AND QUALITATIVE
                      DISCLOSURES ABOUT MARKET RISK


A portion of the Company's revenues and earnings are exposed to changes in foreign exchange rates. Where practical, the Company seeks to relate expected local currency revenues with local currency costs and local currency assets with local currency liabilities.

The Company's interest bearing investments and a portion of its debt are subject to interest rate risk. Changes in interest rates could affect interest income and expense in future periods. The Company invests on a short-term basis.

There has been no material impact on operations from market risk exposures during the nine-month period ended December 31, 1999.


                        PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Refer to Note 4: "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit 23 - KPMG Letter Regarding Interim Review Report

       Exhibit 27 - Financial Data Schedule (EDGAR filing only).

  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended December 31, 1999.




























                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date: January 31, 2000                      /s/Ralph Levine
                                               Ralph Levine
                                               President & Chief
                                               Operating Officer




Date: January 31, 2000                        /s/Paul A. Veteri
                                                 Paul A. Veteri
                                               Executive Vice President
                                               & Chief Financial Officer