Form 10-K405
period 2000-03-31
CARTER WALLACE INC /DE/
filed 2000-06-21
CIK 18000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended MARCH 31, 2000
     Commission File Number 1-5910

                              CARTER-WALLACE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       13-4986583
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1345 AVENUE OF THE AMERICAS, NEW YORK, NY                  10105
-----------------------------------------                --------
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code: 212-339-5000
          Securities registered pursuant to Section 12(b) of the Act:


                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
         -------------------                      ---------------------
            Common Stock                          New York Stock Exchange
      Par value $1.00 per share


          Securities registered pursuant to Section 12(g) of the Act:

                 Class B Common Stock, par value $1.00 per share
                 -----------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]         No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. (X)

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 5, 2000 was 32,981,400 and 12,269,300, respectively.

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 5, 2000 was approximately $428,257,000.


                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for the fiscal
  year ended March 31, 2000                                 Parts I & II

Proxy Statement for the Annual Meeting of
  Stockholders to be held July 18, 2000                     Parts III & IV

                                     PART I

ITEM 1. BUSINESS

Carter-Wallace, Inc. (the "Company") is engaged in the manufacture and sale of a diversified line of products in the Domestic Consumer Products, Domestic Health Care and International segments. Additional information is presented on page 11 "Description of Business Segments" of the 2000 Annual Report to Stockholders and is herein expressly incorporated by reference.

BUSINESS SEGMENTS AND GEOGRAPHIC DATA

Financial information about the Company's business segments and geographic areas for the three years ended March 31, 2000 is presented on page 8 under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Net Sales and Earnings" and also on pages 24 and 25, note 11, "Business Segments" of the Notes to Consolidated Financial Statements, both included in the 2000 Annual Report to Stockholders and herein expressly incorporated by reference.

FOREIGN OPERATIONS

Foreign operations are generally subject to certain political and economic risks that are not present in domestic operations. Such risks may include expropriation of assets, restrictions on earnings remittances and fluctuating exchange rates. Changes in foreign exchange rates had the effect of decreasing sales by $10,400,000 in the fiscal year ended March 31, 2000 in comparison to the prior year. Additional information is presented on page 18, note 4, "Foreign Operations" of the Notes to Consolidated Financial Statements in the 2000 Annual Report to Stockholders and is herein expressly incorporated by reference.

COMPETITION

The three business segments in which the Company operates are extremely competitive and include larger corporations with greater resources for research, product development and promotion. The Company competes on the basis of price, advertising, promotion, quality of product and other methods relevant to the business. In fiscal 2000, the Company's "Arrid" line of anti-perspirants and deodorants is believed to have accounted for an estimated 6.0% share of the domestic anti-perspirant and deodorant market. The Company's worldwide antiperspirant and deodorant sales were approximately $105,900,000, $101,600,000, and $105,800,000 in the fiscal years ended March 31, 2000, 1999 and 1998, respectively. The "Trojan", "Class Act" and "Naturalamb" condom brands are estimated to have accounted for over 68% of total domestic retail condom sales. The Company's worldwide condom sales were approximately $123,600,000, $114,100,000, and $104,700,000 in the fiscal years ended March 31, 2000, 1999 and 1998, respectively. Additional information is presented on page 8 under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Net Sales and Earnings" in the 2000 Annual Report to Stockholders and is herein expressly incorporated by reference.

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

PATENTS AND LICENSES

The Company owns or is licensed under a number of patents and patent applications covering certain of its products. The expiration or any other change in any of these patents or patent applications will not materially affect the Company's business. Royalty income does not constitute a material portion of total revenue.

FELBATOL (FELBAMATE)

Information regarding the effect of "Felbatol" matters on the Company's business is presented on page 9 under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Felbatol (felbamate)", and on Page 29 in note 16 "Felbatol (felbamate)" of the Notes to Consolidated Financial Statements, all included in the 2000 Annual Report to Stockholders and herein expressly incorporated by reference.

ENVIRONMENTAL MATTER

Information regarding the environmental matter is presented on pages 27 and 28 in note 14, "Litigation Including Environmental Matter" of the Notes to Consolidated Financial Statements, included in the 2000 Annual Report to Stockholders and herein expressly incorporated by reference.

RESEARCH AND DEVELOPMENT

Expenditures for research and development totaled $28,508,000 in 2000, $25,846,000 in 1999 and $28,785,000 in 1998. Research and development expenses increased in 2000 by $2,662,000 or 10.3% due mostly to increased spending in the Domestic Health Care segment, including higher spending for taurolidine. Research and development expenses in 1999 decreased by $2,939,000 or 10.2%, primarily as a result of lower spending in the Domestic Consumer Products segment related to non-recurring prior year employee termination costs.

Research at independent facilities determined that taurolidine induced cell death in numerous human cancer cells in vitro. These developments prompted the Company to initiate an R&D program directed at multiple cancer cell lines to determine if taurolidine has clinically important antineoplastic activity. An Investigational New Drug Application (IND) was filed with and accepted by the FDA. A clinical trial in patients with ovarian cancer is in progress. Additional clinical trials in patients with other malignancies, including leukemia and brain cancer, are planned for the coming year.

Two multi-center Phase III studies showed that "Astelin" Nasal Spray is effective for treating vasomotor (perennial, nonallergic) rhinitis. A Supplemental New Drug Application was submitted to the FDA for use in adults with vasomotor rhinitis. If approved, "Astelin" Nasal Spray would be indicated for both allergic and nonallergic vasomotor rhinitis. Another Supplemental New Drug Application was submitted for "Astelin" Nasal Spray's use for children under 12 years old and FDA approval was received in May 2000. The "Astelin" tablet NDA for allergic rhinitis is pending at the FDA. The Company has not decided whether to seek final approval for this NDA.

Approximately 125 employees are employed in research and development activities.

EMPLOYEES

The Company, together with its subsidiaries, employed approximately 3,320 people worldwide at March 31, 2000.

ACQUISITIONS

Information regarding acquisitions is presented on page 24 in note 9, "Acquisitions" of the Notes to Consolidated Financial Statements, included in the 2000 Annual Report to Stockholders and is herein expressly incorporated by reference.

ITEM 2.   PROPERTIES

The executive offices of the Company are located at 1345 Avenue of the Americas, New York, New York, in space leased until May, 2011. A portion of this space has been subleased. The following are the other principal facilities of the Company:

                                                                   AREA
LOCATION                   PRODUCTS MANUFACTURED                (SQ. FEET)
--------                   ---------------------                ----------
OWNED IN FEE:

MANUFACTURING FACILITIES
 AND OFFICES:
Cranbury, New Jersey       Pharmaceuticals, toiletries
                            and pet products                      734,000
Colonial Heights,
 Virginia                  Condoms                                220,000
Decatur, Illinois          Pharmaceuticals and pet products       108,000
Winsted, Connecticut       Pet products                            45,000
Montreal, Canada           OTC pharmaceuticals and toiletries     157,000
Folkestone, England        Toiletries                              76,000
Milan, Italy               OTC pharmaceuticals and toiletries      60,000
Mexico City, Mexico        Pharmaceuticals                         94,400
New Plymouth, New Zealand  Condom processing                       31,000

WAREHOUSE AND OFFICES:

Toronto, Canada                                                    52,000

LEASED:

MANUFACTURING FACILITIES AND OFFICES:

Santa Ana, California      Toiletries                              10,400
Barcelona, Spain           Toiletries                              58,400
Milan, Italy               Diagnostics and toiletries              49,100
Folkestone, England        Toiletries                              21,500

WAREHOUSE AND OFFICES:

Dayton, New Jersey                                                200,000
Momence, Illinois                                                  43,000
Plainsboro, New Jersey*                                            23,300
Mexico City, Mexico                                                27,500
Sydney, Australia                                                  24,900
Folkestone, England                                                37,500
Levallois, France*                                                 22,500
Revel, France                                                      35,500

* OFFICES ONLY

The Company has agreements with several companies throughout the world for the manufacture of certain products to its specifications. The Company has several other short-term leases for manufacturing plants, warehousing space and sales offices. With minor exceptions, all facilities are operating at normal capacity.

An expansion of the Company's condom manufacturing facility in Colonial Heights, Virginia was approved in fiscal 1998. The expansion was completed on time in fiscal 2000.

In June 2000 the Company entered into an agreement to sell two parcels of vacant land adjacent to its Cranbury, NJ facility totalling approximately 210 acres. The closings of these transactions are contingent upon certain approvals being obtained and the satisfactory resolution of other conditions. No assurance can be given that the closings will take place. The Company does not anticipate that these transactions will close during the fiscal year ending March 31, 2001.

The total proceeds from these land sales will be approximately $22,050,000, less commissions and other expenses, payable one-third at closing with the balance due in two equal annual installments with interest. A down payment of $500,000 has been received as escrow. The cost basis for the land being sold is approximately $1,000,000.

ITEM 3.   LEGAL PROCEEDINGS

Information regarding Legal Proceedings involving the Company is presented on pages 27 and 28 in note 14, "Litigation Including Environmental Matter" of the Notes to Consolidated Financial Statements, included in the 2000 Annual Report to Stockholders and herein expressly incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT*

Executive Officers of the Registrant are as follows:

                                                                           HELD PRESENT
NAME                      AGE     OFFICE                                   OFFICE SINCE
----                      ---     ------                                   ------------
Henry H. Hoyt, Jr.         72     Chairman of the Board and
                                   Chief Executive Officer                      1974

Ralph Levine               64     President and Chief Operating
                                   Officer                                      1997

Paul A. Veteri             58     Executive Vice President and
                                   Chief Financial Officer                      1997

T. Rosie Albright          53     Vice President, Consumer Products, U.S.       1995

John Bridgen, Ph.D.        53     Vice President, Diagnostics, U.S.             1984

James C. Costin, M.D.      56     Vice President, Medical and
                                   Scientific Affairs                           1999

Donald R. Daoust, Ph.D   . 64     Vice President, Quality Control               1978

Thomas G. Gerstmyer        57     Vice President, Pharmaceuticals, U.S.         1999

Peter J. Griffin           57     Vice President and Controller                 1983

Adrian J. L. Huns          52     Vice President, International                 1996

Michael J. Kopec           60     Vice President, Manufacturing                 1978

Stephen R. Lang            65     Vice President, Secretary and
                                   General Counsel                              1997

Thomas B. Moorhead         66     Vice President, Human Resources               1987

C. Richard Stafford        64     Vice President, Corporate Development         1977

James L. Wagar             65     Vice President and Treasurer                  1981

Mark Wertlieb              44     Vice President, Taxes                         1996

Each officer holds office until the first meeting of the Board of Directors following each Annual Meeting of the Stockholders and until his successor has been duly elected and qualified (except that the Board of Directors may at any meeting elect additional officers), unless his term is earlier terminated through death, resignation, removal or otherwise. The next Annual Meeting of the Stockholders is scheduled to be held July 18, 2000.

All executive officers have held their present office for the last five years except those noted below:

Thomas G. Gerstmyer was appointed Corporate Vice President, Pharmaceuticals, U.S. in January, 1999. He was appointed President, Wallace Laboratories Division in August, 1998. Mr. Gerstmyer was previously Vice President of Marketing, Wallace Laboratories since prior to 1995.

James C. Costin, M.D., was appointed Corporate Vice President, Medical and Scientific Affairs in January, 1999. Dr. Costin will continue to be responsible for the Wallace Laboratories' Research and Development department, where he was previously Vice President, Research and Development, a position he held since prior to 1995.

Ralph Levine was appointed President and Chief Operating Officer in April, 1997. Mr. Levine was previously Vice President, Secretary and General Counsel since prior to 1995.

Paul A. Veteri was appointed Executive Vice President and Chief Financial Officer, in April, 1997. Mr. Veteri was previously Vice President and Chief Financial Officer since prior to 1995.

Stephen R. Lang was appointed Corporate Vice President in March, 1997 and Secretary and General Counsel in April, 1997. Mr. Lang was previously a Partner and Chairman of the Litigation Department of Whitman Breed Abbott & Morgan LLP since prior to 1995.

Mark Wertlieb was appointed Corporate Vice President, Taxes in August, 1996. Mr. Wertlieb was previously a Tax Partner at KPMG LLP since prior to 1995.

T. Rosie Albright was appointed Corporate Vice President, Consumer Products, U.S. and President, Carter Products Division, in December, 1995. Ms. Albright was previously General Manager and Executive Vice President, Beauty Care with Revlon, Inc. prior to 1995.

Adrian J. L. Huns was appointed Corporate Vice President, International and President, International Division in May, 1996. Mr. Huns was Managing Director of Carter-Wallace Ltd., a subsidiary of Carter-Wallace, Inc., since prior to 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this item is presented on pages 1 and 7 of the 2000 Annual Report to Stockholders and is herein expressly incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this item is incorporated herein by reference to page 7 of the 2000 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

Information required by this item is incorporated herein by reference to pages 8 through 10 of the 2000 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK

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

There has been no material impact on operations from financial market risk exposure during the year ended March 31, 2000.

                                    PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated herein by reference to pages 12 through 30 of the 2000 Annual Report to Stockholders.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement, dated June 16, 2000, for the Annual Meeting of Stockholders to be held July 18, 2000, under the captions "Stock Ownership", "Election of Directors" and "Board of Directors and Committees".

Information with respect to Executive Officers of the Registrant is set forth under the heading "Executive Officers of the Registrant" in Part I on pages 5 and 6 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the Company's Proxy Statement, dated June 16, 2000, for the Annual Meeting of Stockholders to be held July 18, 2000, under the caption "Executive Compensation and Other Information".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement, dated June 16, 2000, for the Annual Meeting of Stockholders to be held July 18, 2000, under the captions "Voting Rights" and "Stock Ownership".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the Company's Proxy Statement, dated June 16, 2000, for the Annual Meeting of Stockholders to be held July 18, 2000, under the caption "Election of Directors".

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

        4.1 Instruments defining the rights of security holders, including indentures -- The Company agrees to furnish to the Commission upon request a copy of each instrument pursuant to which long-term debt of the Company and its subsidiaries not exceeding 10% of total assets of the Company and its consolidated subsidiaries is authorized.

       10.2 1977 Restricted Stock Award Plan, as amended (incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990).

       10.3 Employees' Retirement Plan, as amended (incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

       10.4    Description of Profit Sharing Plan

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

       10.6(A) Amendment, dated January 27, 2000, to the Employment Agreement dated June 4, 1998 between the Company and Ralph Levine.

       10.7 Employment Agreement, dated June 4, 1998, between the Company and Paul A. Veteri (incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

       10.7(A) Amendment, dated January 27, 2000, to the Employment Agreement dated June 4, 1998 between the Company and Paul A. Veteri

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

       10.18 1996 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999)

       10.19 Employment Agreement, dated September 11, 1996, between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

       10.21 Letter Agreement, dated September 14, 1998, between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

       10.21(A) Amendment, dated January 27, 2000, to the Letter Agreement, dated September 14, 1998, between the Company and T. Rosie Albright.

       10.22 Letter Agreement, dated June 4, 1998, between the Company and Stephen R. Lang (incorporated herein by reference to Exhibit
                10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

       10.22(A) Amendment, dated January 27, 2000, to the Letter Agreement, dated June 4, 1998 between the Company and Stephen R. Lang.

       10.23 Consulting Agreement dated July 21, 1999 between the Company and Henry H. Hoyt, Jr.


       10.23(A) Amendment, dated January 27, 2000, to the Consulting Agreement dated July 21, 1999 between the Company and Henry H. Hoyt, Jr.

       10.24 Letter Agreement, dated January 1, 1999 between the Company and Thomas G. Gerstmyer.

       10.24(A) Amendment, dated January 27, 2000, to the Letter Agreement dated January 1,1999, between the Company and Thomas G. Gerstmyer

       13       Annual Report to Stockholders for the fiscal year ended March
                31, 2000

       21       Subsidiaries.

       23       KPMG LLP Independent Auditors' Consent

       27       Financial Data Schedule (EDGAR filing only)

(B)    REPORTS ON FORM 8-K

       No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CARTER-WALLACE, INC.
                                                     (Registrant)

DATED:  June 13, 2000                          BY: /s/Ralph Levine
        -------------                              -------------------
                                                   Ralph Levine
                                                   President and Chief
                                                   Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the respective dates indicated:

SIGNATURE                     TITLE                         DATE
---------                     -----                         ----
/s/ Henry H. Hoyt, Jr.       Chairman of the Board and      June 13, 2000
-------------------------    Chief Executive Officer,
Henry H. Hoyt, Jr.           Director (Principal Execu-
                             tive Officer)


/s/ David M. Baldwin         Director                       June 13, 2000
--------------------------
David M. Baldwin


/s/ Dr. Richard L. Cruess    Director                       June 13, 2000
--------------------------
Dr. Richard L. Cruess


/s/ Suzanne H. Garcia        Director                       June 13, 2000
--------------------------
Suzanne H. Garcia

                                       10


SIGNATURE                     TITLE                         DATE
---------                     -----                         ----
/s/ Scott C. Hoyt            Director                       June 13, 2000
-------------------------
Scott C. Hoyt

/s/ Ralph Levine             President and Chief            June 13, 2000
-------------------------    Operating Officer,
Ralph Levine                 Director


/s/ Herbert M. Rinaldi       Director                       June 13, 2000
-------------------------
Herbert M. Rinaldi

/s/ Paul A. Veteri           Executive Vice President       June 13, 2000
-------------------------    and Chief Financial Officer,
Paul A. Veteri               Director (Principal Financial
                             Officer)


/s/ Peter J. Griffin         Vice President and             June 13, 2000
-------------------------    Controller (Principal
Peter J. Griffin             Accounting Officer)

                      CARTER-WALLACE, INC. AND SUBSIDIARIES

         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The consolidated financial statements and the related report of KPMG LLP dated May 10, 2000 appearing on pages 12 through 30 of the 2000 Annual Report to Stockholders are incorporated herein by reference in this Form 10-K Annual Report.

The following are set forth in this Annual Report on Form 10-K:

                                                                  PAGE
                                                                  ----
INDEPENDENT AUDITORS' REPORT ON FINANCIAL
 STATEMENT SCHEDULE                                                15

SCHEDULE II  - Valuation and qualifying accounts for each
                of the three years ended March 31, 2000            16



All other financial statement schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Carter-Wallace, Inc.:

Under date of May 10, 2000, we reported on the consolidated balance sheets of Carter-Wallace, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of earnings, retained earnings and comprehensive earnings, and cash flows, for each of the years in the three-year period ended March 31, 2000, as contained in the 2000 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year ended March 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    KPMG LLP

New York, New York
May 10, 2000
                                       14

                                                                     SCHEDULE II

                      CARTER-WALLACE, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                        Three Years Ended March 31, 2000
                            (in thousands of dollars)

                                          Charged to
                             Balance at   costs and    Charged                 Balance
                             beginning    expenses or  to other                at end
Description                  of period     revenues    accounts   Deductions  of period
-----------                  ---------     --------     --------  ----------  ---------
YEAR ENDED MARCH 31, 2000
   Deducted from assets
    to which they apply:
   Allowance for
    doubtful accounts        $ 5,963     $ 1,063      $  --       $   354(a)   $ 6,672
   Allowance for cash
    discounts                  1,452       9,983         --        10,077(b)     1,358
                             -------     -------      -------     -------      -------
                             $ 7,415     $11,046      $  --       $10,431      $ 8,030
                             -------     -------      -------     -------      -------

YEAR ENDED MARCH 31, 1999
  Deducted from assets
   to which they apply:
    Allowance for
     doubtful accounts       $ 5,716     $   752      $  --       $   505(a)   $ 5,963
    Allowance for cash
     discounts                 1,590       8,737         --         8,875(b)     1,452
                             -------     -------      -------     -------      -------
                             $ 7,306     $ 9,489      $  --       $ 9,380      $ 7,415
                             -------     -------      -------     -------      -------

YEAR ENDED MARCH 31, 1998:
  Deducted from assets
   to which they apply:
    Allowance for
     doubtful accounts       $ 5,314     $ 1,134      $  --       $   732(a)   $ 5,716
    Allowance for cash
     discounts                 1,416       8,741         --         8,567(b)     1,590
                             -------     -------      -------     -------      -------
                             $ 6,730     $ 9,875      $  --       $ 9,299      $ 7,306
                             -------     -------      -------     -------      -------

NOTES:

(A)  Accounts written off and recovered.
(B)  Net discounts allowed to customers.