Form 10-Q
period 2000-06-30
CARTER WALLACE INC /DE/
filed 2000-08-03
CIK 18000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2000

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934

For the transition period from          to

Commission File Number    1-5910


                         CARTER-WALLACE, INC.
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -----
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

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 30, 2000 were 32,983,400 and 12,267,300, respectively.












                 CARTER-WALLACE, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10-Q

                           June 30, 2000


                     PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings and
 Comprehensive Earnings for the three months ended
 June 30, 2000 and 1999                                        1

Condensed Consolidated Balance Sheets at
 June 30, 2000 and March 31, 2000                              2
Condensed Consolidated Statements of Cash Flows
 for the three months ended June 30, 2000 and 1999             3

Notes to Condensed Consolidated Financial Statements           4

Report by KPMG LLP on their limited review                     6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7

Item 3 - Quantitative and Qualitative Disclosures about
         Financial Market Risk                                 9




PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                     9

Item 6 - Exhibits and Reports on Form 8-K                      9

Signatures                                                    10












                      PART I - FINANCIAL INFORMATION

                      ITEM 1 - FINANCIAL STATEMENTS

                      CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS
                                   (Unaudited)
                                            Three Months Ended
                                                  June 30
                                           2000           1999
Statement of Earnings
Net sales                             $224,508,000	$199,954,000
Other income                             3,552,000	   2,787,000
                                       228,060,000	 202,741,000

Cost and expenses:

Cost of goods sold	                			  77,484,000	  75,076,000
Advertising, marketing &
 other selling expenses             		  75,966,000	  73,545,000
Research & development
 expenses                            	   6,688,000	   6,043,000
General, administrative
 & other expenses                    	  30,109,000	  25,318,000
Interest expense                     	   1,145,000	   1,184,000

                                     	 191,392,000	 181,166,000
Earnings before taxes
 on income                          		  36,668,000	  21,575,000

Provision for taxes
 on income                           	  14,301,000	   8,414,000

Net earnings                         	$ 22,367,000	 $13,161,000

Earnings per share - Basic      		        $.49	        $.29

Earnings per share - Diluted	    	        $.48	        $.29

Cash dividends per share       			        $.08	        $.06

Average shares of common
 stock outstanding                   	  45,222,000	  44,982,000

Statement of Comprehensive Earnings

Net Earnings                         	$ 22,367,000	 $13,161,000

Other comprehensive earnings (loss):
 Foreign currency translation
  adjustment		                     			  (3,806,000)	  (1,275,000)

Total comprehensive earnings        		$ 18,561,000	 $11,886,000

                     CARTER-WALLACE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   June 30,     March 31,
                                                     2000         2000
Assets                                            (Unaudited)
Current Assets:
  Cash and cash equivalents                      $53,035,000   $62,638,000
  Short-term investments                          26,863,000    41,150,000
  Accounts and other receivables less
    allowances of $8,999,000 at June 30,
     2000 and $8,030,000 at March 31, 2000       185,730,000   126,469,000
  Inventories:
    Finished goods                                59,748,000    63,684,000
    Work in process                               11,828,000    13,376,000
    Raw materials and supplies                    27,182,000    29,208,000
                                                  98,758,000   106,268,000
  Deferred taxes, prepaid expenses
   and other current assets                       39,054,000    37,493,000

Total Current Assets                             403,440,000   374,018,000

Property, plant and equipment, at cost           335,834,000   323,913,000
Less: accumulated depreciation and amortization  183,704,000   174,503,000
                                                 152,130,000   149,410,000
Intangible assets                                121,388,000   124,684,000
Deferred taxes and other assets                  116,221,000   114,124,000

Total Assets                                    $793,179,000  $762,236,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                              $ 45,403,000  $ 46,935,000
  Accrued expenses                               129,890,000   114,925,000
  Notes payable                                    7,842,000     6,711,000

Total Current Liabilities                        183,135,000   168,571,000

Long-Term Liabilities:
  Long-term debt                                  57,336,000    59,541,000
  Deferred compensation                           27,709,000    26,647,000
  Accrued postretirement benefit obligation       70,967,000    70,308,000
  Other long-term liabilities                     47,260,000    46,131,000

Total Long-Term Liabilities                      203,272,000   202,627,000

Stockholders' Equity:
  Common stock                                    34,784,000    34,776,000
  Class B common stock                            12,421,000    12,429,000
  Capital in excess of par value                   4,132,000     4,231,000
  Retained earnings                              419,368,000   400,616,000
  Less:  Foreign currency translation
           adjustment                             35,191,000    31,385,000
         Treasury stock, at cost                  28,742,000    29,629,000
Total Stockholders' Equity                       406,772,000   391,038,000

Total Liabilities and Stockholders' Equity      $793,179,000  $762,236,000

                    CARTER-WALLACE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)
                                                  2000           1999
Cash flows from operations:
  Net earnings                                 $22,367,000   $ 13,161,000

  Depreciation and amortization                  7,561,000      7,264,000
  Changes in assets and liabilities            (45,353,000)   (44,241,000)
  Cash payments for one-time charges
   incurred in prior years                      (1,296,000)      (994,000)

                                               (16,721,000)   (24,810,000)


Cash flows used in investing activities:

  Additions to property, plant and equipment    (3,659,000)    (6,002,000)
  Decrease in short-term investments            14,244,000      7,841,000
  Proceeds from sale of property, plant
   and equipment                                    33,000          1,000

                                                10,618,000      1,840,000

Cash flows used in financing activities:

  Dividends paid                                (3,615,000)    (2,699,000)
  Increase in borrowings                           502,000     10,346,000
  Payments of debt                                (810,000)    (1,775,000)
  Proceeds from exercise of stock options          787,000           -

                                                (3,136,000)     5,872,000

Effect of exchange rate changes on
 cash and cash equivalents                        (364,000)       534,000

(Decrease) in cash and
 cash equivalents                              $(9,603,000)  $(16,564,000)
















                            CARTER-WALLACE, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2000 AND 1999


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


Note 3:  Felbatol

As previously reported, in the fiscal years ended March 31, 1995 and 1996 the Company incurred one-time charges to pre-tax earnings totaling $45,980,000 related to use restrictions for Felbatol. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, in the range of $15,000,000 on a pre-tax basis.


Note 4:  Litigation

Information regarding Legal Proceedings involving the Company is presented in Note 14 "Litigation Including Environmental Matter" of the Notes to the Consolidated Financial Statements on pages 27 to 28 of the Company's 2000 Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and is herein expressly incorporated by reference.

The Company continues to believe, based upon opinion of counsel, that it has good defenses to all of the pending actions referenced above and should prevail.


                             (Continued)




                           CARTER-WALLACE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000 AND 1999
                               (Continued)


Note 5:  Business Segments (In Thousands)

Business segment information for the three months ended June 30, 2000 and 1999 is as follows:

                                                   2000        1999
Sales
 Domestic Consumer Products                  $ 92,549     $ 85,067
 Domestic Health Care                          66,279       48,832
 International                                 65,680       66,055

Consolidated                                 $224,508     $199,954


Operating Profit
 Domestic Consumer Products                  $ 28,205     $ 22,266
 Domestic Health Care                          20,654        9,783
 International                                  6,924        5,345
 Domestic net interest expense                    (93)        (631)
 Other (expense) net of other income           (9,689)      (5,653)
 General Corporate expenses                    (9,333)      (9,535)

Earnings before taxes on income              $ 36,668     $ 21,575

Note 6: Earnings per Share

Basic earnings per share for each period presented has been calculated using the weighted average shares outstanding. In computing diluted earnings per share incremental shares issuable upon the assumed exercise of stock options and the vesting of stock awards have been added to the weighted average shares outstanding.

For the three months ended June 30, 2000 incremental shares for purposes of calculating diluted earnings per share amounted to 1,652,000 shares. This compares to 925,000 incremental shares in the three months ended June 30, 1999.







<AUDIT-REPORT>
                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Stockholders
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of earnings and comprehensive earnings for the three month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the three month periods ended June 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of earnings, retained earnings, and comprehensive earnings, and cash flows for the year then ended (not presented herein); and in our report dated May 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP
New York, New York
July 27, 2000
</AUDIT-REPORT>





                             CARTER-WALLACE, INC.
              ITEM 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations - Three months ended June 30, 2000 compared to three months ended June 30, 1999

Consolidated earnings after taxes in the three months ended June 30, 2000 were $22,367,000 or $.49 per basic share compared with net earnings of $13,161,000 or $.29 per basic share in the three months ended June 30, 1999.

Net sales increased $24,554,000 (12.3%) in the current year period as compared to net sales in the prior year period. The sales increase was due largely to higher unit volume in all business segments, with the largest increase in the Domestic Health Care segment. The company believes that a certain portion of the increase in sales and profits in the quarter ended June 30, 2000 resulted from an unanticipated increase in purchases by the Company's Domestic Health Care customers due to changes in wholesaler distribution patterns. Sales of pharmaceutical products in the Domestic Health Care segment continue to be adversely affected by generic competition. Selling price increases in the Domestic Health Care and International segments also contributed to the sales increase.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $5,100,000. The effect of changes in foreign exchange on earnings was not material.

Other income increased by $765,000 from $2,787,000 in the prior year period to $3,552,000 in the current year period. The increase was due mostly to a gain on the sale of a foreign facility and higher interest income, reduced in part by a prior year credit of $1,090,000 related to ASTA Medica's share of joint venture operations.

Cost of goods sold as a percentage of net sales decreased from 37.5% in the prior year period to 34.5% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses increased by $2,421,000 or 3.3% versus the prior year period due to increased spending in all business segments.

Research and development expenses increased by $645,000 or 10.7% versus the prior year period due to increased spending in the Domestic Health Care segment.

General, administrative and other expenses increased $4,791,000, or 18.9% versus the prior year period due largely to a current year charge of $2,540,000 related to ASTA Medica's share of joint venture operations, as well as increased compensation related expenses, due primarily to timing, and costs associated with the sharing of profits on a reformulated product.

The estimated annual effective tax rate applied in the three months ended June 30, 2000 was 39%, the same rate as in the prior year period.



                                  (Continued)



                               CARTER-WALLACE, INC.
                 ITEM 2- Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  (Continued)


Felbatol

As previously reported, in the fiscal years ended March 31, 1995 and 1996 the Company incurred one-time charges to pre-tax earnings totaling $45,980,000 related to use restrictions for Felbatol. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, in the range of $15,000,000 on a pre-tax basis.

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

In the Statement of Cash Flows, the change in assets and liabilities is due primarily to increased working capital requirements, primarily accounts receivable.

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





                          CARTER-WALLACE, INC.
                  ITEM 3 - QUANTITATIVE AND QUALITATIVE
                 DISCLOSURES ABOUT FINANCIAL MARKET RISK



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

There has been no material impact on operations from financial market risk exposure during the three-month period ended June 30, 2000.


                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Refer to Note 4: "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibit 23 - KPMG LLP Letter Regarding Interim Review Report

      Exhibit 27 - Financial Data Schedule (EDGAR filing only)

  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ending June 30, 2000.
















SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  July 31, 2000                           /s/ Ralph Levine
                                                   Ralph Levine
                                                   President & Chief
                                                   Operating Officer


Date:  July 31, 2000                           /s/ Paul A. Veteri
                                                   Paul A. Veteri
                                                 Executive Vice President
                                                 & Chief Financial Officer

























                      										Exhibit 23






Carter-Wallace, Inc.
1345 Avenue of the Americas
New York, NY   10105

Registration Statement No.   333-00499

With respect to the subject registration statement, we acknowledge our awareness of the use therein of our report dated July 27, 2000 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.


KPMG LLP
New York, New York
July 27, 2000