Form 10-Q
period 2000-09-30
CARTER WALLACE INC /DE/
filed 2000-11-01
CIK 18000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549

	FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2000

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

                               Yes   X       No

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at September 30, 2000 were 32,993,500 and 12,263,700, respectively.






                  	CARTER-WALLACE, INC. AND SUBSIDIARIES

                            	INDEX TO FORM 10-Q

                            	September 30, 2000




	PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings and
 Comprehensive Earnings for the three and six months
 ended September 30, 2000 and 1999                                      1

Condensed Consolidated Balance Sheets at
 September 30, 2000 and March 31, 2000                                  2

Condensed Consolidated Statements of Cash Flows
 for the six months ended September 30, 2000 and 1999                   3

Notes to Condensed Consolidated Financial Statements                    4

Report by KPMG LLP on their limited review                              6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7


Item 3 - Quantitative and Qualitative Disclosures about
         Financial Market Risk                                         10

	PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                             10

Item 4 - Submission of Matters to a Vote of Security Holders           10

Item 6 - Exhibits and Reports on Form 8-K                              11

Signatures                                                             12










                        PART I - FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

	                    CARTER-WALLACE, INC. AND SUBSIDIARIES
	                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
	                        AND COMPREHENSIVE EARNINGS
                                 	(Unaudited)

                            Three Months Ended          Six Months Ended
                               September 30,              September 30,
Statement of Earnings       2000          1999         2000           1999
Net sales               $182,434,000  $185,147,000  $406,942,000  $385,101,000
Other income               3,425,000     4,472,000     6,977,000     7,259,000

                         185,859,000   189,619,000   413,919,000   392,360,000

Cost and expenses:
Cost of goods sold        66,842,000    68,932,000   144,326,000   144,008,000
Advertising, marketing &
 other selling expenses   71,605,000    73,296,000   147,571,000   146,841,000
Research & development
 expenses                  7,090,000     6,587,000    13,778,000    12,630,000
General, administrative
 & other expenses         25,940,000    24,173,000    56,049,000    49,491,000
Interest expense           1,096,000     1,221,000     2,241,000     2,405,000

                         172,573,000   174,209,000   363,965,000   355,375,000

Earnings before taxes
 on income                13,286,000    15,410,000    49,954,000    36,985,000

Provision for taxes
 on income                 5,181,000     6,010,000    19,482,000    14,424,000

Net earnings            $  8,105,000   $ 9,400,000   $30,472,000   $22,561,000

Earnings per share - Basic      $.18         $ .21          $.67          $.50
Earnings per share - Diluted    $ 17         $ .20          $.65          $.49
Cash dividends per share        $.08         $ .06          $.16          $.12

Average shares of common
 stock outstanding        45,252,000    44,982,000    45,235,000    44,982,000

Statement of
Comprehensive Earnings

Net Earnings            $  8,105,000   $ 9,400,000   $30,472,000   $22,561,000

Other comprehensive earnings
 (loss): Foreign currency
 translation adjustment   (2,683,000)    1,064,000    (6,489,000)     (211,000)

Total Comprehensive
 Earnings               $  5,422,000   $10,464,000   $23,983,000   $22,350,000

	                          CARTER-WALLACE, INC. AND SUBSIDIARIES
	                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   September 30,   March 31,
                                                       2000          2000
Assets                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                       $110,484,000   $ 62,638,000
  Short-term investments                            19,951,000     41,150,000
  Accounts and other receivables less
    allowances of $8,360,000 at September 30,
     2000 and $8,030,000 at March 31, 2000         137,683,000    126,469,000
  Inventories:
    Finished goods                                  52,565,000     63,684,000
    Work in process                                 12,663,000     13,376,000
    Raw materials and supplies                      30,513,000     29,208,000
                                                    95,741,000    106,268,000
  Deferred taxes, prepaid expenses
   and other current assets                         36,113,000     37,493,000

Total Current Assets                               399,972,000    374,018,000

Property, plant and equipment, at cost             340,519,000    323,913,000
Less:  accumulated depreciation and amortization   189,217,000    174,503,000
                                                   151,302,000    149,410,000
Intangible assets                                  117,781,000    124,684,000
Deferred taxes and other assets                    117,894,000    114,124,000

Total Assets                                      $786,949,000   $762,236,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $ 41,703,000   $ 46,935,000
  Accrued expenses                                 119,873,000    114,925,000
  Notes payable                                     10,287,000      6,711,000

Total Current Liabilities                          171,863,000    168,571,000

Long-Term Liabilities:
  Long-term debt                                    56,512,000     59,541,000
  Deferred compensation                             28,409,000     26,647,000
  Accrued postretirement benefit obligation         71,303,000     70,308,000
  Other long-term liabilities                       50,209,000     46,131,000

Total Long-Term Liabilities                        206,433,000    202,627,000

Stockholders' Equity:
  Common stock                                      34,788,000     34,776,000
  Class B common stock                              12,417,000     12,429,000
  Capital in excess of par value                     4,110,000      4,231,000
  Retained earnings                                423,853,000    400,616,000
  Less:  Foreign currency translation
           adjustment                               37,874,000     31,385,000
         Treasury stock, at cost                    28,641,000     29,629,000
Total Stockholders' Equity                         408,653,000    391,038,000

Total Liabilities and Stockholders' Equity        $786,949,000   $762,236,000


                       	CARTER-WALLACE, INC. AND SUBSIDIARIES
	                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	                    SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   	(Unaudited)

                                                      2000         1999

Cash flows from operations:
 Net earnings                                     $30,472,000   $22,561,000

 Depreciation and amortization                     15,202,000    15,401,000
 Changes in assets and liabilities                 (6,035,000)  (27,484,000)
 Cash payments for one-time charges
  incurred in prior years                            (597,000)     (994,000)

                                                   39,042,000     9,484,000

Cash flows used in investing activities:

 Additions to property, plant and equipment        (7,923,000)   (9,986,000)
 Decrease in short-term investments                21,156,000    13,063,000
 Proceeds from sale of property, plant
  and equipment                                       165,000       635,000

                                                   13,398,000     3,712,000


Cash flows used in financing activities:

 Dividends paid                                    (7,235,000)   (5,398,000)
 Increase in borrowings                             4,466,000     3,930,000
 Payments of debt                                  (1,782,000)   (1,296,000)
 Proceeds from exercise of stock options              787,000         -

                                                   (3,764,000)   (2,764,000)

Effect of exchange rate changes on
 cash and cash equivalents                           (830,000)       97,000

Increase in cash and
 cash equivalents                                 $47,846,000   $10,529,000












                              	CARTER-WALLACE, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


Note 1:  Interim Reports

The results of the interim periods are not necessarily indicative of results expected for a full year's operations. In the opinion of management, all adjustments necessary for a fair statement of results of these interim periods have been reflected in these financial statements and are of a normal recurring nature.

Note 2:  Review of Independent Auditors

The interim financial statements and notes thereto included in this Form have been reviewed by KPMG LLP, independent auditors. A copy of their report on this limited review is included in this Form.

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

In August 2000 the United States Court of Appeals for the Second Circuit affirmed a lower court dismissal with prejudice of all shareholder Security
Act claims against the Company relating to Felbatol, the Company's anti-epilepsy drug.

The Company continues to believe, based upon opinion of counsel, that it has good defenses to all of the pending actions referenced above and should prevail.



                  				          (Continued)
                            CARTER-WALLACE, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000 AND 1999
	                               (Continued)


Note 5:  Business Segments (In Thousands)


Business segment information for the three months and six months ended September 30, 2000 and 1999 is as follows:

                                          Three Months Ended   Six Months Ended
                                             September 30        September 30
                                            2000      1999      2000     1999
Sales
 Domestic Consumer Products              $ 84,707  $ 81,176  $177,256  $166,243
 Domestic Health Care                      40,903    44,227   107,182    93,059
 International                             56,824    59,744   122,504   125,799

Consolidated                             $182,434  $185,147  $406,942  $385,101

Operating Profit
 Domestic Consumer Products              $ 20,501  $ 17,443  $ 48,706  $ 39,709
 Domestic Health Care                       3,887     8,314    24,541    18,097
 International                              3,709     4,531    10,633     9,876
 Domestic net interest expense                482      (414)      389    (1,045)
 Other (expense) net of other income       (4,648)   (4,818)  (14,337)  (10,471)
 General Corporate expenses               (10,645)   (9,646)  (19,978)  (19,181)

Earnings before taxes on income          $ 13,286  $ 15,410  $ 49,954  $ 36,985


Note 6:  Earnings per Share

Basic earnings per share for each period presented has been calculated using the weighted average shares outstanding. In computing diluted earnings per share incremental shares issuable upon the assumed exercise of stock options and the vesting of stock awards have been added to the weighted average shares outstanding.

For the three months and six months ended September 30, 2000 incremental shares for purposes of calculating diluted earnings per share amounted to 2,195,100 and 1,923,500 shares, respectively. This compares to 1,005,500 and 965,200 incremental shares in the three months and six months ended September 30, 1999, respectively.





<AUDIT-REPORT>
                     INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors And Stockholders
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of earnings and comprehensive earnings for the three month and six month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six month periods ended September 30, 2000 and 1999 These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements, taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of earnings, retained earnings, and comprehensive earnings, and cash flows for the year then ended (not presented herein); and in our report dated May 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP
New York, New York
October 31, 2000
</AUDIT-REPORT>




                             	CARTER-WALLACE, INC.
	               ITEM 2 - Management's Discussion and Analysis of
                 	Financial Condition and Results of Operations



Results of Operations - Three months ended September 30, 2000 compared to three months ended September 30, 1999


Consolidated earnings after taxes in the three months ended September 30, 2000 were $8,105,000 compared with net earnings of $9,400,000 in the three months ended September 30, 1999. Basic earnings per share were $.18 per share in the three months ended September 30, 2000 compared to $.21 per share in the three months ended September 30, 1999.

Net sales decreased $2,713,000 (1.5%) in the current year period as compared to net sales in the prior year period. The sales decrease was due largely to the effect of unfavorable foreign exchange rates, as well as lower unit volume in the Domestic Health Care segment. Unit volume was higher in the Domestic Consumer Products and International segments. Selling price increases had a favorable impact on sales in each of the segments. Sales of pharmaceutical products in the Domestic Health Care segment continue to ne adversely affected by generic competition.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $6,600,000. The effect of changes in foreign exchange on earnings was not material.

Other income decreased by $1,047,000 from $4,472,000 in the prior year period to $3,425,000 in the current year period. Included in other income in the prior year period are credits of $2,269,000 related to ASTA Medica's share of joint venture operations. Interest income was in the current year period was higher by $1,259,000 due to increased cash levels.

Cost of goods sold as a percentage of net sales decreased from 37.2% in the prior year period to 36.6% in the current year period primarily due to changes in product mix and the favorable effect of selling price increases.

Advertising, marketing and other selling expenses decreased by $1,691,000 or 2.3% versus the prior year period due to lower spending in the Domestic Health Care segment.

Research and development expenses increased by $503,000 or 7.6% versus the prior year period due to higher spending in the Domestic Health Care segment, including spending for taurolidine, a compound being tested to determine if it has clinically important antineoplastic activity.

General, administrative and other expenses increased $1,767,000 or 7.3% versus the prior year period due largely to costs associated with the sharing of profits on a reformulated product.

The estimated annual effective tax rate applied in the three months ended September 30, 2000 was 39%, the same rate as in the prior year period.

                                (Continued)



                     				 CARTER-WALLACE, INC.
	             	ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
		                           (Continued)

Results of Operations - Six months ended September 30, 2000 compared to six months ended September 30, 1999

Consolidated earnings after taxes in the six months ended September 30, 2000 were $30,472,000 compared with net earnings of $22,561,000 in the six months ended September 30, 1999. Basic earnings per share were $.67 per share in the six months ended September 30, 2000 compared to $.50 per share in the six months ended September 30, 1999.

Net sales increased $21,841,000 (5.7%) in the current six month period as compared to net sales in the prior year period. Domestic Consumer Products sales were higher by $11,013,000 or 6.6% this year due to increased unit sales, and to a lesser extent, selling price increases. Sales of Domestic Health Care products were higher by $14,123,000 or 15.2% reflecting unit sales gains and selling price increases. Sales of pharmaceutical products in the Domestic Health Care segment continue to be adversely affected by generic competition. The decrease in International sales of $3,295,000 or 2.6% was due to unfavorable foreign exchange rates. International unit sales were higher and selling price increases had a favorable effect on sales in this segment in comparison to the prior year period.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $11,700,000. The effect of changes in foreign exchange on earnings was not material.

Other income decreased by $282,000 from $7,259,000 in the prior year period to $6,977,000 in the current year period. Included in other income in the prior year are credits of $3,359,000 related to ASTA Medica's share of joint venture operations. Interest income increased versus the prior year by $2,063,000 as a result of higher cash balances.

Cost of goods sold as a percentage of net sales decreased from 37.4% in the prior year period to 35.5% in the current year period primarily due to changes in product mix and to a lesser extent the favorable effect of selling price increases.

Advertising, marketing and other selling expenses increased by $730,000 or .5% versus the prior year period due to increased spending in the Domestic Consumer Products and International business segments. Spending was lower in the Domestic Health Care segment.

Research and development expenses increased by $1,148,000 or 9.1% versus the prior year period due to higher spending in the Domestic Health Care segment, including spending for taurolidine, a compound being tested to determine if it has clinically important antineoplastic activity.

General, administrative and other expenses increased $6,558,000 or 13.3% versus the prior year period due largely to a current year charge of $2,530,000 related to ASTA Medica's share of joint venture operations, costs associated with the sharing of profits on a reformulated product, and increased compensation related expenses.

The estimated annual effective tax rate applied in the six months ended September 30, 2000 was 39%, the same rate as in the prior year period.

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

In September 2000, the Company entered into two revolving credit agreements with a group of banks providing credit lines totaling $100,000,000. These revolving credit agreements replace the $150,000,000 revolving credit agreement which expired on October 1, 2000.

In the Statement of Cash Flows, the change in assets and liabilities in the current year period is due largely to increased working capital requirements including higher accounts receivable. In the prior year period the change in assets and liabilities was due to higher accounts receivable and inventory levels, as well as a reduced level of accounts payable and accrued expenses.

In June 2000 the Company entered into an agreement to sell two parcels of vacant land adjacent to its Cranbury, NJ facility totaling approximately 210 acres. The closings of these transactions are contingent upon certain approvals being obtained and the satisfactory resolution of other conditions. No assurance can be given that the closings will take place. The Company does not anticipate that these transactions will close during the fiscal year ending March 31, 2001; however, one of the transactions could close late in the fourth quarter of the current fiscal year. The total proceeds from these land sales will be approximately $22,050,000, less commissions and other expenses, payable one-third at closing with the balance due in two equal annual installments with interest. A down payment of $500,000 has been received as escrow. The cost basis for the land being sold is approximately $1,000,000.




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

There has been no material impact on operations from financial market risk exposure during the six-month period ended September 30, 2000.


                       	PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Refer to Note 4: "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.


Item 4 - Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Company was held on July 18, 2000.

(b)	At the Annual Meeting the following matters were submitted to a vote of security holders:

	(1)	Each person named below received the number of votes set opposite his or her name for election as Director of the Company to serve until the next
     Annual Meeting of Stockholders and until his or her successor shall have been elected and qualified:

        			David M. Baldwin		       150,620,217
	        		Richard L. Cruess		      149,272,401
			        Suzanne H. Garcia		      149,391,941
			        Henry H. Hoyt, Jr.  		   150,611,417
        			Scott C. Hoyt	     	     150,615,896
		        	Ralph Levine	     	      150,620,014
			        Herbert M. Rinaldi	     	150,619,329
			        Paul A. Veteri	         	150,621,752

		     2,165,177 votes were withheld from voting on Directors.



                         	(Continued)



                     	CARTER-WALLACE, INC.
	                PART II - OTHER INFORMATION
       	ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                          (Continued)


(2) 	On the resolution relating to the appointment of KPMG LLP, independent
	auditors, to audit the financial statements of the Company for the fiscal
	year ending March 31, 2001, the number of votes cast in favor of this proposal
	was 151,329,172 and the number of votes cast against this proposal was
	41,944.

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit 23 - KPMG Letter Regarding Interim Review Report

       Exhibit 27 - Financial Data Schedule (EDGAR filing only).

  (b) Reports on Form 8-K - On August 9, 2000, the Company filed a report on Form 8-K stating that the United States Court of Appeals for the Second Circuit affirmed a lower court dismissal of all shareholder Security Act claims against the Company relating to Felbatol, the Company's anti-eplilepsy drug.






	SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  October 31, 2000                        /s/ Ralph Levine
                                               Ralph Levine
                                               President & Chief
                                               Operating Officer




Date:  October 31, 2000                        /s/ Paul A. Veteri
                                               Paul A. Veteri
                                               Executive Vice President
                                               & Chief Financial Officer





Carter-Wallace, Inc.
1345 Avenue of the Americas
New York, NY   10105

Registration Statement No.   333-00499

With respect to the subject registration statement, we acknowledge our awareness of the use therein of our report dated October 31, 2000 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.






KPMG LLP
October 31, 2000