Form 10-Q
period 2000-12-31
CARTER WALLACE INC /DE/
filed 2001-02-09
CIK 18000

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended December 31, 2000

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

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at December 31, 2000 were 33,022,000 and 12,235,200, respectively.
                  CARTER-WALLACE, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q

                            DECEMBER 31, 2000




                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements

Condensed Consolidated Statements of Earnings and
 Comprehensive Earnings for the three and nine months
 ended December 31, 2000 and 1999                                       1

Condensed Consolidated Balance Sheets at
 December 31, 2000 and March 31, 2000                                   2

Condensed Consolidated Statements of Cash Flows
 for the nine months ended December 31, 2000 and 1999                   3

Notes to Condensed Consolidated Financial Statements                    4

Report by KPMG LLP on their limited review                              6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7


Item 3 - Quantitative and Qualitative Disclosures about
         Financial Market Risk                                         12

                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                             12

Item 6 - Exhibits and Reports on Form 8-K                              12

Signatures                                                             13










                       PART I - FINANCIAL INFORMATION
                       ITEM 1 - FINANCIAL STATEMENTS
                   CARTER-WALLACE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          AND COMPREHENSIVE EARNINGS
                                  (Unaudited)

                             Three Months Ended         Nine Months Ended
                               December 31,              December 31,
Statement of Earnings         2000          1999         2000           1999
Net sales               $196,250,000  $192,066,000  $603,192,000  $577,167,000
Other income               3,137,000     2,813,000    10,114,000    10,072,000

                         199,387,000   194,879,000   613,306,000   587,239,000

Cost and expenses:
Cost of goods sold        66,401,000    65,753,000   210,727,000   209,761,000
Advertising, marketing &
 other selling expenses   71,436,000    72,852,000   219,007,000   219,693,000
Research & development
 expenses                  8,283,000     7,903,000    22,061,000    20,533,000
General, administrative
 & other expenses         31,634,000    24,261,000    87,683,000    73,752,000
Interest expense           1,086,000     1,231,000     3,327,000     3,636,000

                         178,840,000   172,000,000   542,805,000   527,375,000

Earnings before taxes
 on income                20,547,000    22,879,000    70,501,000    59,864,000

Provision for taxes
 on income                 8,013,000     8,923,000    27,495,000    23,347,000

Net earnings            $ 12,534,000   $13,956,000   $43,006,000   $36,517,000

Earnings per share - Basic      $.28         $ .31          $.95         $.81

Earnings per share - Diluted    $.26         $ .30          $.91         $.79
Cash dividends per share        $.08         $ .06          $.24         $.18

Average shares of common
 stock outstanding        45,257,000    44,994,000    45,242,000    44,987,000

Statement of
Comprehensive Earnings

Net Earnings            $ 12,534,000   $13,956,000   $43,006,000  $36,517,000

Other comprehensive earnings
 (loss): Foreign currency
 translation adjustment   (1,413,000)   (1,042,000)   (7,902,000)  (1,253,000)

Total Comprehensive
 Earnings               $ 11,121,000   $12,914,000   $35,104,000  $35,264,000


                  CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   December 31,   March 31,
                                                       2000          2000
Assets                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                       $126,460,000   $ 62,638,000
  Short-term investments                            48,155,000     41,150,000
  Accounts and other receivables less
    allowances of $8,014,000 at December 31,
     2000 and $8,030,000 at March 31, 2000         119,257,000    126,469,000
  Inventories:
    Finished goods                                  51,876,000     63,684,000
    Work in process                                 10,711,000     13,376,000
    Raw materials and supplies                      30,570,000     29,208,000
                                                    93,157,000    106,268,000
  Deferred taxes, prepaid expenses
   and other current assets                         35,556,000     37,493,000

Total Current Assets                               422,585,000    374,018,000

Property, plant and equipment, at cost             340,344,000    323,913,000
Less:  accumulated depreciation and amortization   190,375,000    174,503,000
                                                   149,969,000    149,410,000
Intangible assets                                  115,162,000    124,684,000
Deferred taxes and other assets                    116,983,000    114,124,000

Total Assets                                      $804,699,000   $762,236,000

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $ 41,495,000   $ 46,935,000
  Accrued expenses                                 136,487,000    114,925,000
  Notes payable                                      9,501,000      6,711,000

Total Current Liabilities                          187,483,000    168,571,000

Long-Term Liabilities:
  Long-term debt                                    52,568,000     59,541,000
  Deferred compensation                             26,044,000     26,647,000
  Accrued postretirement benefit obligation         71,659,000     70,308,000
  Other long-term liabilities                       50,792,000     46,131,000

Total Long-Term Liabilities                        201,063,000    202,627,000

Stockholders' Equity:
  Common stock                                      34,817,000     34,776,000
  Class B common stock                              12,388,000     12,429,000
  Capital in excess of par value                     4,110,000      4,231,000
  Retained earnings                                432,766,000    400,616,000
  Less:  Foreign currency translation
           adjustment                               39,287,000     31,385,000
         Treasury stock, at cost                    28,641,000     29,629,000
Total Stockholders' Equity                         416,153,000    391,038,000

Total Liabilities and Stockholders' Equity        $804,699,000   $762,236,000


                  CARTER-WALLACE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                               (Unaudited)



                                                      2000         1999

Cash flows from operations:
 Net earnings                                     $43,006,000   $36,517,000

 Depreciation and amortization                     26,395,000    23,327,000
 Changes in assets and liabilities                 25,707,000   (27,246,000)
 Cash payments for one-time charges
  incurred in prior years                            (440,000)     (842,000)

                                                   94,668,000    31,756,000

Cash flows used in investing activities:

 Additions to property, plant and equipment       (11,391,000)  (13,895,000)
 Increase in short-term investments                (7,048,000)   (8,070,000)
 Proceeds from sale of property, plant
  and equipment                                       176,000       636,000

                                                  (18,263,000)  (21,329,000)


Cash flows used in financing activities:

 Dividends paid                                   (10,856,000)   (8,098,000)
 Increase in borrowings                             4,390,000     3,964,000
 Payments of debt                                  (5,948,000)   (5,884,000)
 Proceeds from exercise of stock options              787,000         -
                                                  (11,627,000)  (10,018,000)
Effect of exchange rate changes on
 cash and cash equivalents                           (956,000)      (17,000)
Increase in cash and
 cash equivalents                                 $63,822,000   $   392,000




                           CARTER-WALLACE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
                                     Note 1:  Interim Reports

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


                            (Continued)
                       CARTER-WALLACE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 2000 AND 1999
                                     (Continued)

Note 5:  Business Segments (In Thousands)

Business segment information for the three months and nine months ended December 31, 2000 and 1999 is as follows:

                                         Three Months Ended  Nine Months Ended
                                             December 31        December 31
                                            2000      1999      2000     1999
Sales
 Domestic Consumer Products             $ 71,910  $ 68,307  $249,166  $234,550
 Domestic Health Care                     70,017    66,931   177,199   159,990
 International                            54,323    56,828   176,827   182,627

Consolidated                            $196,250  $192,066  $603,192  $577,167

Operating Profit
 Domestic Consumer Products             $ 13,318  $  9,913  $ 62,024    49,622
 Domestic Health Care                     22,459    22,789    47,000    40,886
 International                             4,699     3,774    15,332    13,650
 Domestic net interest income (expense)      523      (512)      912    (1,557)
 Other (expense) net of other income     (10,473)   (4,012)  (24,810)  (14,483)
 General Corporate expenses               (9,979)   (9,073)  (29,957)  (28,254)

Earnings before taxes on income         $ 20,547  $ 22,879  $ 70,501  $ 59,864


Note 6:  Earnings per Share

Basic earnings per share for each period presented has been calculated using the weighted average shares outstanding. In computing diluted earnings per share incremental shares issuable upon the assumed exercise of stock options and the vesting of stock awards have been added to the weighted average shares outstanding.

For the three months and nine months ended December 31, 2000 incremental shares for purposes of calculating diluted earnings per share amounted to 2,978,700 and 2,275,200 shares, respectively. This compares to 1,089,200 and 1,006,500 incremental shares in the three months and nine months ended December 31, 1999, respectively.

Note 7: Acceleration of Certain Pension And Other Costs

Included in general, administrative and other expenses for the three and nine month periods ended December 31, 2000 is a pre-tax charge amounting to $6,110,000 ($3,730,000 after tax or $.08 per share) related to the acceleration of certain pension and other costs as a result of the retirement of Henry H. Hoyt, Jr., the Company's former Chairman of the Board and Chief Executive Officer, effective December 31, 2000.



                 INDEPENDENT AUDITORS' REVIEW REPORT
                  The Board of Directors And Stockholders
                        Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of December 31, 2000, and the related condensed consolidated statements of earnings and comprehensive earnings for the three month and nine month periods ended December 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine month periods ended December 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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


KPMG LLP
New York, New York
January 31, 2001






                            CARTER-WALLACE, INC.
              ITEM 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations


Results of Operations - Three months ended December 31, 2000 compared to three months ended December 31, 1999

Consolidated earnings after taxes in the three months ended December 31, 2000 were $12,534,000 compared with net earnings of $13,956,000 in the three months ended December 31, 1999. Basic earnings per share were $.28 per share in the three months ended December 31, 2000 compared to $.31 per share in the three months ended December 31, 1999.

Included in the operating results for the three months ended December 31, 2000 is a pre-tax charge amounting to $6,110,000 ($3,730,000 after tax or $.08 per share) related to the acceleration of certain pension and other costs as a result of the retirement of Henry H. Hoyt, Jr., the Company's former Chairman of the Board and Chief Executive Officer, effective December 31, 2000. Excluding this charge, pre-tax profits would have been $26,657,000
($16,264,000 after tax or $.36 per basic share) in the three month period ended December 31, 2000.000.

Net sales increased $4,184,000 (2.2%) in the current three month period as compared to net sales in the prior year period. Domestic Consumer Products sales were higher by $3,603,000 or 5.3% this year due to increased unit sales, and to a lesser extent, selling price increases. Sales of Domestic Health
Care products were higher by $3,086,000 or 4.6% due to selling price increases. Unit sales volume was lower in this segment. Sales of pharmaceutical products in the Domestic Health Care segment continue to be adversely affected by generic competition. The decrease in International sales of $2,505,000 or 4.4% was due to unfavorable foreign exchange rates. International unit sales were higher and selling price increases had a favorable effect on sales in this segment in comparison to the prior year period.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $6,300,000. The effect of changes in foreign exchange on earnings was not material.

Other income increased by $324,000 from $2,813,000 in the prior year period to $3,137,000 in the current year period. Included in other income is higher interest income of $1,326,000 due to increased cash levels. Included in other income in the prior year period are credits of $1,011,000 related to ASTA Medica's share of joint venture operations.

Cost of goods sold as a percentage of net sales decreased from 34.2% in the prior year period to 33.8% in the current year period primarily due to changes in product mix and the favorable effect of selling price increases in excess of cost increases.

Advertising, marketing and other selling expenses decreased by $1,416,000 or 1.9% versus the prior year period due to lower spending in the International and Domestic Health Care segments. Spending was higher in the Domestic Consumer Products segment.

Research and development expenses increased by $380,000 or 4.8% versus the prior year period due to higher spending in the Domestic Health Care segment, including spending for taurolidine, a compound being tested to determine if it has clinically important antineoplastic activity.

                         (Continued)
                       CARTER-WALLACE, INC.
          ITEM 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                            (Continued)

Results of Operations - Three months ended December 31, 2000 compared to three months ended December 31, 1999

General, administrative and other expenses increased $7,373,000 or 30.4% versus the prior year period due largely to pre-tax charges of $6,110,000 related to the acceleration of certain pension and other costs referred to in the second paragraph above. In addition, the current year includes costs associated with the sharing of profits on a reformulated product and increased compensation related expenses.

The estimated annual effective tax rate applied in the three months ended December 31, 2000 was 39%, the same rate as in the prior year period.





                               (Continued)
                             CARTER-WALLACE, INC.
              ITEM 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                                   (Continued)
Results of Operations - Nine Months ended December 31, 2000 compared to nine months ended December 31, 1999

Consolidated earnings after taxes in the nine months ended December 31, 2000 were $43,006,000 compared with net earnings of $36,517,000 in the nine months ended December 31, 1999. Basic earnings per share were $.95 per share in the nine months ended December 31, 2000 compared to $.81 per share in the nine months ended December 31, 1999.

Included in the operating results for the nine months ended December 31, 2000 is a pre-tax charge amounting to $6,110,000 ($3,730,000 after tax or $.08 per share) related to the acceleration of certain pension and other costs as a result of the retirement of Henry H. Hoyt, Jr., the Company's former Chairman of the Board and Chief Executive Officer, effective December 31, 2000. Excluding this charge, pre-tax profits would have been $76,611,000
($46,736,000 after tax or $1.03 per basic share) in the nine month period ended December 31, 2000.

Net sales increased $26,025,000 (4.5%) in the current nine month period as compared to net sales in the prior year period. Domestic Consumer Products sales were higher by $14,616,000 or 6.2% this year due to increased unit sales, and to a lesser extent, selling price increases. Sales of Domestic Health Care products were higher by $17,209,000 or 10.8% reflecting selling price increases and unit sales gains. Sales of pharmaceutical products in the Domestic Health Care segment continue to be adversely affected by generic competition. The decrease in International sales of $5,800,000 or 3.2% was due to unfavorable foreign exchange rates. International unit sales were higher and selling price increases had a favorable effect on sales in this segment in comparison to the prior year period.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $18,000,000. The effect of changes in foreign exchange on earnings was not material.

Other income increased by $42,000 from $10,072,000 in the prior year period to $10,114,000 in the current year period. Included in other income is higher interest income which increased versus the prior year by $3,389,000 as a
result of higher cash balances.   The current year also includes a gain on
the sale of a foreign facility of approximately $1,150,000. Included in other income in the prior year are credits of $4,370,000 related to ASTA Medica's share of joint venture operations.

Cost of goods sold as a percentage of net sales decreased from 36.3% in the prior year period to 34.9% in the current year period primarily due to changes in product mix and the favorable effect of selling price increases in excess of cost increases.



                            (Continued)
                           CARTER-WALLACE, INC.
                    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                                     (Continued)

Results of Operations - Nine Months ended December 31, 2000 compared to nine months ended December 31, 1999

Advertising, marketing and other selling expenses decreased by $686,000 or 0.3% versus the prior year period due to decreased spending in the Domestic Health Care segment. Spending was higher in the Domestic Consumer Products segment.

Research and development expenses increased by $1,528,000 or 7.4% versus the prior year period due to higher spending in the Domestic Health Care segment, including spending for taurolidine, a compound being tested to determine if it has clinically important antineoplastic activity.

General, administrative and other expenses increased by $13,931,000 or 18.9% versus the prior year period due largely to pre-tax charges of $6,110,000 related to the acceleration of certain pension and other costs referred to in the second paragraph above. In addition, the current year includes costs associated with the sharing of profits on a reformulated product, a charge of $1,323,000 related to ASTA Medica's share of joint venture operations, and increased compensation related expenses.

The estimated annual effective tax rate applied in the nine months ended December 31, 2000 was 39%, the same rate as in the prior year period.

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

In the Statement of Cash Flows, cash and cash equivalents increased by $63,822,000 in the current year period, as compared to an increase of 392,000 in the prior year period. In the current year period, accrued expenses increased while inventory levels and accounts receivable decreased. In the prior year period, accrued expenses decreased while accounts receivable and inventory levels increased.

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

There has been no material impact on operations from financial market risk exposure during the nine-month period ended December 31, 2000.


                        PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Refer to Note 4: "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibit 23 - KPMG LLP Letter Regarding Interim Review Report

       Exhibit 27 - Financial Data Schedule (EDGAR filing only).

  (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended December 31, 2000.


























                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Carter-Wallace, Inc.
                                                  (Registrant)




Date:  February 8, 2001                        /s/ Paul A. Veteri
                                               Paul A. Veteri
                                               President & Chief
                                               Operating Officer




Date:  February 8, 2001                       /s/ Peter J. Griffin
                                                  Peter J. Griffin
                                              Vice President, Finance
                                              and Controller