Form 10-K405
period 2001-03-31
CARTER WALLACE INC /DE/
filed 2001-06-27
CIK 18000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended MARCH 31, 2001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. (X)

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 4, 2001 was 33,468,339 and 12,222,207 respectively.

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 4, 2001 was approximately $416,599,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Annual Report to Stockholders for the fiscal
   year ended March 31, 2001                                 Parts I & II

  Proxy Statement for the Annual Meeting of
   Stockholders to be held July 17, 2001                     Parts III & IV

                                     PART I

ITEM 1.   BUSINESS

Carter-Wallace, Inc. (the "Company") is engaged in the manufacture and sale of a diversified line of products. Additional information is presented on page 11 "Description of Business" of the 2001 Annual Report to Stockholders and is herein expressly incorporated by reference.

PENDING SALE OF THE COMPANY

In May 2001 the Company announced that it had entered into agreements for the sale of the Company in a two-step transaction in which stockholders will receive $20.30 per share, subject to certain closing adjustments. This transaction is pending at this time and subject to approval by stockholders and other conditions. Full details will be included in a proxy statement regarding this transaction which will be sent to all stockholders.

In this two-step transaction, the consumer business, consisting of the Carter, Lambert Kay and International Divisions will be sold by the Company immediately prior to the merger of the remainder of the Company. Accordingly, the consumer business is included as a discontinued operation for all periods presented in the March 31, 2001 financial statements.

BUSINESS SEGMENTS

The Company's continuing operations are accounted for as one business segment, health care. As a result of the pending sale of the consumer business, the consumer business is included as a discontinued operation for all periods presented in the March 31, 2001 financial statements. Financial information about the Company's continuing and discontinued operations for the three years ended March 31, 2001 is presented on pages 8 and 9 under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" and also on pages 28 and 29, note 15, "Discontinued Consumer Operations Held for Sale" of the Notes to Consolidated Financial Statements, both included in the 2001 Annual Report to Stockholders and herein expressly incorporated by reference.

FOREIGN OPERATIONS

Foreign operations (which are included in discontinued operations) are generally subject to certain political and economic risks that are not present in domestic operations. Such risks may include expropriation of assets, restrictions on earnings remittances and fluctuating exchange rates. Changes in foreign exchange rates had the effect of decreasing sales in discontinued operations by approximately $22,000,000 in the fiscal year ended March 31, 2001 in comparison to the prior year.

COMPETITION

The markets in which the Company operates are extremely competitive and include larger corporations with greater resources for research, product development and promotion. The Company competes on the basis of price, advertising, promotion, quality of product and other methods relevant to the business. In fiscal 2001, the

Company's Arrid line of anti-perspirants and deodorants is believed to have accounted for an estimated 5.8% share of the domestic anti-perspirant and deodorant market. The Company's worldwide anti-perspirant and deodorant sales were approximately $100,400,000, $105,900,000, and $101,600,000 in the fiscal years ended March 31, 2001, 2000 and 1999, respectively. The Trojan, Class Act and Naturalamb condom brands are estimated to have accounted for over 68% of total domestic retail condom sales. The Company's worldwide condom sales were approximately $135,900,000, $123,600,000 and $114,100,000 in the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Anti-perspirant and deodorant and condom sales are included in discontinued operations for all periods presented. Additional information is presented on page 8 under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the 2001 Annual Report to Stockholders and is herein expressly incorporated by reference.

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

FELBATOL (FELBAMATE)

Information regarding the effect of Felbatol matters on the Company's business is presented on page 10 under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Felbatol (felbamate), and on page 28 in note 14 Felbatol (felbamate) of the Notes to Consolidated Financial Statements, both included in the 2001 Annual Report to Stockholders and herein expressly incorporated by reference.

ENVIRONMENTAL MATTERS

Information regarding environmental matters is presented on page 26 in note 11, "Litigation Including Environmental Matters" of the Notes to Consolidated Financial Statements, included in the 2001 Annual Report to Stockholders and herein expressly incorporated by reference.

RESEARCH AND DEVELOPMENT

Research and development expenses for continuing health care operations in fiscal 2001 increased by $2,445,000 or 14.6% due to higher spending in the Wallace pharmaceutical division, including spending for taurolidine, a compound being tested to determine if it has clinically important antineoplastic activity. In fiscal 2000, research and development expenses increased by $2,006,000 or 13.6%, also due in part to spending for taurolidine. Research and development expenses for discontinued consumer operations in fiscal 2001 decreased by $340,000 or 2.9% due to lower spending in the International Division. In fiscal 2000, research and development expenses increased by $656,000 or 5.9%.

Research at independent facilities determined that taurolidine induced cell death in numerous human cancer cells in vitro. These developments prompted the Company to initiate an R&D program directed at multiple cancer cell lines to determine if taurolidine has clinically important antineoplastic activity. An Investigational New Drug Application (IND) was filed with and accepted by the FDA. Clinical trials in patients with brain, ovarian and mesothelioma cancer are in progress.

Two multicenter clinical studies showed that Astelin Nasal Spray is effective for treating vasomotor (nonallergic) rhinitis. A Supplemental New Drug Application was approved by the FDA for use in vasomotor rhinitis in September, 2000. Astelin Nasal Spray is now indicated for both allergic and nonallergic vasomotor rhinitis in adults and for use in children five years of age and older for seasonal allergic rhinitis. The Astelin tablet NDA for allergic rhinitis is pending at the FDA. The Company has not decided whether to seek final approval for this NDA.

Approximately 120 employees are employed in research and development activities.

EMPLOYEES

The Company, together with its subsidiaries, employed approximately 3,340 people worldwide at March 31, 2001.


ITEM 2.   PROPERTIES

The executive offices of the Company are located at 1345 Avenue of the Americas, New York, New York, in space leased until May, 2011. A portion of this space has been subleased. The following are the other principal facilities of the Company, all of which, except for Decatur, Illinois are accounted for as part of discontinued consumer operations.

                                                                  AREA
LOCATION                   PRODUCTS MANUFACTURED                (SQ. FEET)

OWNED IN FEE:

MANUFACTURING FACILITIES
 AND OFFICES:

Cranbury, New Jersey       Pharmaceuticals, toiletries
                            and pet products                      734,000
Colonial Heights,
 Virginia                  Condoms                                220,000
Decatur, Illinois          Pharmaceuticals and pet products       108,000
Winsted, Connecticut       Pet products                            45,000
Montreal, Canada           OTC pharmaceuticals and toiletries     157,000
Folkestone, England        Toiletries                              76,000
Milan, Italy               OTC pharmaceuticals and toiletries      60,000
Mexico City, Mexico        Pharmaceuticals                         94,400
New Plymouth, New Zealand  Condom processing                       31,000

WAREHOUSE AND OFFICES:

Toronto, Canada                                                    52,000


LEASED:

MANUFACTURING FACILITIES AND OFFICES:

Barcelona, Spain           Toiletries                              58,400
Milan, Italy               Diagnostics and toiletries              49,100
Folkestone, England        Toiletries                              21,500

WAREHOUSE AND OFFICES:

Dayton, New Jersey                                                200,000
Momence, Illinois                                                  43,000
Plainsboro, New Jersey *                                           23,300
Mexico City, Mexico                                                27,500
Sydney, Australia                                                  24,900
Folkestone, England                                                37,500
Levallois, France *                                                22,500
Revel, France                                                      35,500

*  OFFICES ONLY

The Company has agreements with several companies throughout the world for the manufacture of certain products to its specifications. The Company has several other short-term leases for manufacturing plants, warehousing space and sales offices. With minor exceptions, all facilities are operating at normal capacity.

In June 2000, Carter-Wallace, Inc. entered into an agreement to sell two parcels of vacant land adjacent to its Cranbury, New Jersey facility totaling approximately 210 acres. The closings of these transactions are contingent upon certain approvals being obtained and the satisfactory resolution of other conditions. No assurance can be given that the closings will take place. The total proceeds from these land sales would be approximately $22,050,000, less commissions and other expenses. The cost basis for the land subject to sale is approximately $1,000,000.

ITEM 3.   LEGAL PROCEEDINGS

Information regarding Legal Proceedings involving the Company is presented on pages 26 and 27 in note 11, "Litigation Including Environmental Matters" of the Notes to Consolidated Financial Statements included in the 2001 Annual Report to Stockholders and herein expressly incorporated by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT *

Executive Officers of the Registrant are as follows:

                                                                   HELD PRESENT
NAME                   AGE  OFFICE                                 OFFICE SINCE
----                   ---  ------                                 ------------
Ralph Levine            65  Chairman of the Board and
                             Chief Executive Officer                       2001

Paul A. Veteri          59  President and Chief Operating
                             Officer                                       2001

Peter J. Griffin        58  Vice President, Finance and Controller
                             Chief Financial Officer                       2001

T. Rosie Albright       54  Vice President, Consumer Products, U.S.        1995

John Bridgen, Ph.D.     54  Vice President, Diagnostics, U.S.              1984

James C. Costin, M.D.   57  Vice President, Medical and
                             Scientific Affairs                            1999

Donald R. Daoust, Ph.D. 65  Vice President, Quality Control                1978

Thomas G. Gerstmyer     58  Vice President, Pharmaceuticals, U.S.          1999

Adrian J. L. Huns       53  Vice President, International                  1996

Michael J. Kopec        61  Vice President, Manufacturing                  1978

Stephen R. Lang         66  Vice President, Secretary and
                             General Counsel                               1997

Thomas B. Moorhead      67  Vice President, Human Resources                1987

C. Richard Stafford     65  Vice President, Corporate Development          1977

James L. Wagar          66  Vice President and Treasurer                   1981

Mark Wertlieb           45  Vice President, Taxes                          1996

Each officer holds office until the first meeting of the Board of Directors following each Annual Meeting of the Stockholders and until his successor has been duly elected and qualified (except that the Board of Directors may at any meeting elect additional officers), unless his term is earlier terminated through death, resignation, removal or otherwise. The next Annual Meeting of the Stockholders is scheduled to be held July 17, 2001.

All executive officers have held their present office for the last five years except those noted below:

Ralph Levine was appointed Chairman of the Board and Chief Executive Officer in January, 2001. Mr. Levine was previously President and Chief Operating Officer since April 1997. Prior to April 1997, Mr. Levine was Vice President, Secretary and General Counsel since prior to 1996.

Paul A. Veteri was appointed President and Chief Operating Officer in January, 2001. Mr. Veteri was previously Executive Vice President and Chief Financial Officer since April 1997. Prior to April 1997, Mr. Veteri was Vice President and Chief Financial Officer since prior to 1996.

Peter J. Griffin was appointed Vice President, Finance and Controller and Chief Financial Officer in January, 2001. Mr. Griffin was previously Vice President and Controller since prior to 1996.

Thomas G. Gerstmyer was appointed Corporate Vice President, Pharmaceuticals, U.S. in January, 1999. He was appointed President, Wallace Laboratories Division in August, 1998. Mr. Gerstmyer was previously Vice President of Marketing, Wallace Laboratories since prior to 1996.

James C. Costin, M.D., was appointed Corporate Vice President, Medical and Scientific Affairs in January, 1999. Dr. Costin continues to be responsible for the Wallace Laboratories' Research and Development department, where he was previously Vice President, Research and Development, a position he held since prior to 1996.

Stephen R. Lang was appointed Corporate Vice President in March, 1997 and Secretary and General Counsel in April, 1997. Mr. Lang was previously a Partner and Chairman of the Litigation Department of Whitman Breed Abbott & Morgan LLP since prior to 1996.

Mark Wertlieb was appointed Corporate Vice President, Taxes in August, 1996. Mr. Wertlieb was previously a Tax Partner at KPMG LLP since prior to 1996.

Adrian J. L. Huns was appointed Corporate Vice President, International and President, International Division in May, 1996. Mr. Huns was Managing Director of Carter-Wallace Ltd., a subsidiary of Carter-Wallace, Inc., since prior to 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this item is presented on pages 1 and 7 of the 2001 Annual Report to Stockholders and is herein expressly incorporated by reference.

ITEM 6.   SELECTED FINANCIAL DATA

Information required by this item is incorporated herein by reference to page 7 of the 2001 Annual Report to Stockholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION

Information required by this item is incorporated herein by reference to pages 8 through 10 of the 2001 Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK

A portion of the Company's discontinued revenues and earnings are exposed to changes in foreign exchange rates. Where practical, the Company seeks to relate expected local currency revenues with local currency costs and local currency assets with local currency liabilities.

The Company's interest bearing investments and a portion of its debt in discontinued operations are subject to interest rate risk. Changes in interest rates could affect interest income and expense in future periods. The Company invests on a short-term basis.

There has been no material impact on operations from financial market risk exposure during the year ended March 31, 2001.

                                    PART III

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated herein by reference to pages 12 through 31 of the 2001 Annual Report to Stockholders.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement, dated June 20, 2001, for the Annual Meeting of Stockholders to be held July 17, 2001, under the captions "Stock Ownership", "Election of Directors" and "Board of Directors and Committees".

Information with respect to Executive Officers of the Registrant is set forth under the heading "Executive Officers of the Registrant" in Part I on pages 5 and 6 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the Company's Proxy Statement, dated June 20, 2001, for the Annual Meeting of Stockholders to be held July 17, 2001, under the caption "Executive Compensation and Other Information".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement, dated June 20, 2001, for the Annual Meeting of Stockholders to be held July 17, 2001, under the captions "Voting Rights" and "Stock Ownership".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the Company's Proxy Statement, dated June 20, 2001, for the Annual Meeting of Stockholders to be held July 17, 2001, under the caption "Election of Directors".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)(1),(A)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The financial statements and financial statement schedule filed as part of this report are listed or incorporated by reference in the "Index of Financial Statements and Financial Statement Schedule" on page 15 of this Form.

(A)(3) EXHIBITS

        2.1 Asset Purchase Agreement, dated as of May 7, 2001, by and between Armkel,LLC and Carter-Wallace, Inc. (incorporated herein by reference to Item 7 of the Company's Form 8-K dated May 7, 2001).

        2.2 Agreement and Plan of Merger, dated as of May 7, 2001, among the Company, CPI Development Corporation, MCC Acquisition Holdings Corporation, MCC Merger Sub Corporation and MCC Acquisition Sub Corporation. (incorporated herein by reference to Item 7 of the Company's Form 8-K dated May 7, 2001).

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

                                   (CONTINUED)

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

       10.4 Description of Profit Sharing Plan (incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

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

       10.6(A) Amendment, dated January 27, 2000, to the Employment Agreement dated June 4, 1998 between the Company and Ralph Levine (incorporated herein by reference to Exhibit 10.6(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

       10.6(B) Amendment, dated January 25, 2001, to the Employment Agreement dated June 4, 1998 between the Company and Ralph Levine.

       10.7 Employment Agreement, dated June 4, 1998, between the Company and Paul A. Veteri (incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

       10.7(A) Amendment, dated January 27, 2000, to the Employment Agreement dated June 4, 1998 between the Company and Paul A. Veteri (incorporated herein by reference to Exhibit 10.7(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

                                   (CONTINUED)

       10.7(B) Amendment, dated January 25, 2001, to the Employment Agreement dated June 4, 1998 between the Company and Paul A. Veteri.

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

       10.18 1996 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999)

       10.19 Employment Agreement, dated October 2, 2000 between the Company and T. Rosie Albright.

       10.21 Letter Agreement, dated September 14, 1998, between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

      10.21(A) Amendment, dated January 27, 2000, to the Letter Agreement, dated
               September 14, 1998, between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit 10.21(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

                                   (CONTINUED)

      10.22 Letter Agreement, dated June 4, 1998, between the Company and Stephen R. Lang (incorporated herein by reference to Exhibit
                10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

      10.22(A) Amendment, dated January 27, 2000, to the Letter Agreement, dated June 4, 1998 between the Company and Stephen R. Lang. (incorporated herein by reference to Exhibit 10.22(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.23 Consulting Agreement dated July 21, 1999 between the Company and Henry H. Hoyt, Jr.(incorporated herein by reference to Exhibit
                10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.23(A) Amendment, dated January 27, 2000, to the Consulting Agreement dated July 21, 1999 between the Company and Henry H. Hoyt, Jr. (incorporated herein by reference to Exhibit 10.23(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.24 Letter Agreement, dated January 1, 1999 between the Company and Thomas G. Gerstmyer (incorporated herein by reference to Exhibit
                10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.24(A) Amendment, dated January 27, 2000, to the Letter Agreement dated January 1, 1999, between the Company and Thomas G. Gerstmyer (incorporated herein by reference to Exhibit 10.24(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

         13     Annual Report to Stockholders for the fiscal year ended March
                31, 2001

         21     Subsidiaries.

         23     KPMG LLP Independent Auditors' Consent

(A)      REPORTS ON FORM 8-K

         On May 7, 2001, the Company filed a report on Form 8-K stating that it had entered into definitive agreements for the sale of the Company in a two-step transaction in which stockholders will receive $20.30 per share on a fully diluted basis, subject to certain tax adjustments.

         Pursuant to the Asset Purchase Agreement, dated as of May 7, 2001, by and between Armkel, LLC and the Company, the Company proposes to sell for $739 million in cash, less certain debt outstanding at closing, the Company's consumer products business.

         Pursuant to the Agreement and Plan of Merger, dated as of May 7, 2001, among the Company, CPI Development Corporation, MCC Acquisition Holdings Corporation, MCC Merger Sub Corporation and MCC Acquisition Sub Corporation, the Company proposes to sell for $408 million in cash its remaining healthcare business, by means of a merger.

         Upon consummation of the merger, the aggregate consideration estimated to be $1.121 billion, less the corporate taxes to be paid on the sale of the consumer products business and the cash-out of options, would be received by the holders of the Company's outstanding Common Stock and Class B Common Stock. Each transaction is conditioned on the other, so one transaction will not be consummated without the other.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CARTER-WALLACE, INC.
                                                     (Registrant)



DATED:  June 21, 2001                          BY: /s/ Paul A. Veteri
                                                    Paul A. Veteri
                                                    President and Chief
                                                     Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the respective dates indicated:

SIGNATURE                     TITLE                         DATE
---------                     -----                         ----

/s/ Ralph Levine             Chairman of the Board and      June 21, 2001
Ralph Levine                 Chief Executive Officer,
                             Director (Principal Execu-
                             tive Officer)


/s/ David M. Baldwin         Director                       June 21, 2001
David M. Baldwin



/s/ Dr.Richard L. Cruess     Director                       June 21, 2001
Dr. Richard L. Cruess



/s/Suzanne H. Garcia         Director                       June 21, 2001
Suzanne H. Garcia

SIGNATURE                     TITLE                         DATE
---------                     -----                         ----


/s/ Henry H. Hoyt, Jr.      Director                       June 21, 2001
Henry H. Hoyt, Jr.




/s/ Scott C. Hoyt           Director                       June 21, 2001
Scott C. Hoyt




/s/ Herbert M. Rinaldi      Director                       June 21, 2001
Herbert M. Rinaldi




/s/ Donald J. Stack         Director                       June 21, 2001
Donald J. Stack



/s/ Paul A. Veteri          President and Chief            June 21, 2001
Paul A. Veteri              Operating Officer,
                            Director



/s/ Peter J. Griffin        Vice President, Finance and    June 21, 2001
Peter J. Griffin            Controller, Chief Financial
                            Officer

                      CARTER-WALLACE, INC. AND SUBSIDIARIES

         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The consolidated financial statements and the related report of KPMG LLP dated May 18, 2001 appearing on pages 12 through 31 of the 2001 Annual Report to Stockholders are incorporated herein by reference in this Form 10-K Annual Report.

The following are set forth in this Annual Report on Form 10-K:


                                                                 PAGE

INDEPENDENT AUDITORS' REPORT ON FINANCIAL
 STATEMENT SCHEDULE                                                16

SCHEDULE II  - Valuation and qualifying accounts for each
                of the three years ended March 31, 2001            17



All other financial statement schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Carter-Wallace, Inc.:


Under date of May 18, 2001, we reported on the consolidated balance sheets of Carter-Wallace, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of earnings, retained earnings and comprehensive earnings, and cash flows, for each of the years in the three-year period ended March 31, 2001, as contained in the 2001 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year ended March 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    KPMG LLP


New York, New York
May 18, 2001

                                                                     SCHEDULE II
                      CARTER-WALLACE, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                        Three Years Ended March 31, 2001
                            (in thousands of dollars)

                                     Charged to
                        Balance at   costs and   Charged                Balance
                        beginning   expenses or  to other               at end
Description             of period    revenues    accounts  Deductions  of period
------------            ---------  ------------  --------  ----------  ---------
YEAR ENDED MARCH 31, 2001

  Deducted from assets
  to which they apply:
    Allowance for
    doubtful accounts:
      Continuing Oper.    $1,044     $    48    $   -     $   147       $   945
      Discontinued Oper.   5,628       1,267        -         673         6,222
                          ------     -------    -----     -------       -------
                           6,672       1,315        -         820(a)      7,167
                          ------     -------    -----     -------       -------
    Allowance for cash
    discounts:
      Continuing Oper.       619       4,339        -       4,418           540
      Discontinued Oper.     739       6,479        -       6,533           685
                          ------     -------    -----     -------       -------
                           1,358      10,818        -      10,951(b)      1,225
                          ------     -------    -----     -------       -------

    Total Cont. Oper.      1,663       4,387        -       4,565         1,485
    Total Discont. Oper.   6,367       7,746        -       7,206         6,907
                          ------     -------    -----     -------       -------
                          $8,030     $12,133    $   -     $11,771       $ 8,392
                          ------     -------    -----     -------       -------

YEAR ENDED MARCH 31, 2000

  Deducted from assets
  to which they apply:
    Allowance for
    doubtful accounts:
      Continuing Oper.    $1,069     $    87    $   -     $   112`      $ 1,044
      Discontinued Oper.   4,894         976        -         242         5,628
                          ------     -------    -----     -------       -------
                           5,963       1,063    $   -         354(a)      6,672
                          ------     -------    -----     -------       -------
    Allowance for cash
    discounts:
      Continuing Oper.       805       3,960        -       4,146           619
      Discontinued Oper.     647       6,023        -       5,931           739
                          ------     -------    -----     -------       -------
                           1,452       9,983        -      10,077(b)      1,358
                          ------     -------    -----     -------       -------

    Total Cont. Oper.      1,874       4,047        -       4,258         1,663
    Total Discont. Oper.   5,541       6,999        -       6,173         6,367
                          ------     -------    -----     -------       -------
                          $7,415     $11,046    $   -     $10,431       $ 8,030
                          ------     -------    -----     -------       -------

                                   (CONTINUED)

YEAR ENDED MARCH 31, 1999:

  Deducted from assets
  to which they apply:
    Allowance for
    doubtful accounts:
      Continuing Oper.    $1,053      $  189    $   -      $  173       $ 1,069
      Discontinued Oper.   4,663         563        -         332         4,894
                          ------     -------    -----     -------       -------
                           5,716         752        -         505(a)      5,963
                          ------     -------    -----     -------       -------
    Allowance for cash
    discounts:
      Continuing Oper.       784       3,178        -       3,157           805
      Discontinued Oper.     806       5,559        -       5,718           647
                          ------     -------    -----     -------       -------
                           1,590      8,737         -       8,875(b)      1,452
                          ------     -------    -----     -------       -------

    Total Cont. Oper.      1,837       3,367        -       3,330         1,874
    Total Discont. Oper.   5,469       6,122        -       6,050         5,541
                          ------     -------    -----     -------       -------
                          $7,306      $9,489     $  -      $9,380       $ 7,415
                          ------     -------    -----     -------       -------
NOTES:

(A)  Accounts written off net of recoveries.
(B)  Net discounts allowed to customers.

INDEX TO EXHIBITS
14 (A)(3) EXHIBITS

        2.1 Asset Purchase Agreement, dated as of May 7, 2001, by and between Armkel,LLC and Carter-Wallace, Inc.(incorporated herein by reference to Item 7 of the Company's Form 8-K dated May 7, 2001).

        2.2 Agreement and Plan of Merger, dated as of May 7, 2001, among the Company, CPI Development Corporation, MCC Acquisition Holdings Corporation, MCC Merger Sub Corporation and MCC Acquisition Sub Corporation. (incorporated herein by reference to Item 7 of the Company's Form 8-K dated May 7, 2001).

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

        4.1 Instruments defining the rights of security holders, including indentures -- The Company agrees to furnish to the Commission upon request a copy of each instrument pursuant to which long- term debt of the Company and its subsidiaries not exceeding 10% of total assets of the Company and its consolidated subsidiaries is authorized.

       10.2 1977 Restricted Stock Award Plan, as amended (incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990).

       10.3 Employees' Retirement Plan, as amended (incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

       10.4 Description of Profit Sharing Plan (incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

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

                                   (CONTINUED)

     10.6(A) Amendment, dated January 27, 2000, to the Employment Agreement dated June 4, 1998 between the Company and Ralph Levine
             (incorporated herein by reference to Exhibit 10.6(a) of the
              Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

     10.6(B) Amendment, dated January 25, 2001, to the Employment Agreement dated June 4, 1998 between the Company and Ralph Levine.

       10.7 Employment Agreement, dated June 4, 1998, between the Company and Paul A. Veteri (incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

     10.7(A) Amendment, dated January 27, 2000, to the Employment Agreement dated June 4, 1998 between the Company and Paul A. Veteri (incorporated herein by reference to Exhibit 10.7(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

     10.7(B) Amendment, dated January 25, 2001, to the Employment Agreement dated June 4, 1998 between the Company and Paul A. Veteri.

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

                                   (CONTINUED)

       10.18 1996 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999)

       10.19 Employment Agreement, dated October 2, 2000 between the Company and T. Rosie Albright.

       10.21 Letter Agreement, dated September 14, 1998, between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

      10.21(A) Amendment, dated January 27, 2000, to the Letter Agreement, dated September 14, 1998, between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit 10.21(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.22 Letter Agreement, dated June 4, 1998, between the Company and Stephen R. Lang (incorporated herein by reference to Exhibit
                10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

      10.22(A) Amendment, dated January 27, 2000, to the Letter Agreement, dated June 4, 1998 between the Company and Stephen R. Lang. (incorporated herein by reference to Exhibit 10.22(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.23 Consulting Agreement dated July 21, 1999 between the Company and Henry H. Hoyt, Jr.(incorporated herein by reference to Exhibit
                10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.23(A) Amendment, dated January 27, 2000, to the Consulting Agreement dated July 21, 1999 between the Company and Henry H. Hoyt, Jr. (incorporated herein by reference to Exhibit 10.23(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.24 Letter Agreement, dated January 1, 1999 between the Company and Thomas G. Gerstmyer (incorporated herein by reference to Exhibit
                10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

                                   (CONTINUED)

    10.24(A) Amendment, dated January 27, 2000, to the Letter Agreement dated January 1,1999, between the Company and Thomas G. Gerstmyer (incorporated herein by reference to Exhibit 10.24(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

         13     Annual Report to Stockholders for the fiscal year ended March
                31, 2001

         21     Subsidiaries.

         23     KPMG LLP Independent Auditors' Consent