Form 10-K405/A
period 2001-03-31
CARTER WALLACE INC /DE/
filed 2001-08-14
CIK 18000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  FORM 10-K/A-1

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

                             Yes    X            No
                                 -------            -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K /A-1. (X)

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 4, 2001 was 33,468,339 and 12,222,207 respectively.

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 4, 2001 was approximately $416,599,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of
Stockholders held July 17, 2001                         Parts III & IV

                                EXPLANATORY NOTE

This Form 10-K/A-1 amends and restates in its entirety the Annual Report on Form 10-K for the year ended March 31, 2001 of Carter-Wallace, Inc. filed with the Securities and Exchange Commission on June 27, 2001 (the "Form 10-K"). This Form 10-K/A-1 reflects the restatement of the Company's financial position as of March 31, 2001 and 2000 and the results of operations and cash flows for each of the years in the three-year period ended March 31, 2001 as discussed in Note 20 of the Notes to Consolidated Financial Statements included herein on page 39.

The Form 10-K as amended and restated hereby continues to speak as of the date of the Form 10-K. No attempt has been made to update disclosures for events subsequent to the initial filing date of June 27, 2001.

                                     PART I

ITEM 1. BUSINESS

Carter-Wallace, Inc. (the "Company") is engaged in the manufacture and sale of a diversified line of products. Additional information is presented under the caption "Description of Business Segments" included on page 48 of this Form 10-K/A-1.

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

BUSINESS SEGMENTS AND GEOGRAPHIC DATA

Financial information about the Company's business segments and geographic areas for the three years ended March 31, 2001 is presented in Part II, Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" included on pages 8 through 10 of this Form 10-K/A-1 and under the caption "Description of Business Segments" included on page 48 of this form. Additional information is presented in note 12, "Business Segments" of the Notes to Consolidated Financial Statements included on pages 33 and 34 of this Form 10-K/A-1.

FOREIGN OPERATIONS

Foreign operations are generally subject to certain political and economic risks that are not present in domestic operations. Such risks may include expropriation of assets, restrictions on earnings remittances and fluctuating exchange rates. Changes in foreign exchange rates had the effect of decreasing sales by approximately $22,000,000 in the fiscal year ended March 31, 2001 in comparison to the prior year. Additional information is presented in note 5 "Foreign Operations" of the Notes to Consolidated Financial Statements included on page 27 of this Form 10-K/A-1.

COMPETITION

The three business segments in which the Company operates are extremely competitive and include larger corporations with greater resources for research, product development and promotion. The Company competes on the basis of price, advertising, promotion, quality of product and other methods relevant to the business. In fiscal 2001, the Company's Arrid line of anti-perspirants and deodorants is believed to have accounted for an estimated 5.8% share of the domestic anti-perspirant and deodorant market. The Company's worldwide anti-perspirant and deodorant sales were approximately $100,400,000, $105,900,000, and $101,600,000 in the fiscal years ended March 31, 2001, 2000 and 1999, respectively. The Trojan, Class Act and Naturalamb condom brands are estimated to have accounted for over 68% of total domestic retail condom sales. The Company's worldwide condom sales were approximately $135,900,000, $123,600,000 and $114,100,000 in the fiscal years ended March 31,
2001, 2000 and 1999, respectively. Additional information is presented in Part II, Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" included on pages 8 and 9 of this Form 10-K/A-1.

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

FELBATOL (FELBAMATE)

Information regarding the effect of Felbatol matters on the Company's business is presented in Part II, Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" Felbatol (felbamate), included on page 11 of this Form 10-K/A-1 and in note 19 Felbatol (felbamate) of the Notes to Consolidated Financial Statements, included on page 39 of this Form 10-K/A-1.

ENVIRONMENTAL MATTERS

Information regarding environmental matters is presented in note 15, "Litigation Including Environmental Matters" of the Notes to Consolidated Financial Statements, included on pages 36 and 37 of this Form 10-K/A-1.

RESEARCH AND DEVELOPMENT

Expenditures for research and development totaled $30,613,000 in 2001, $28,508,000 in 2000 and $25,846,000 in 1999. Research and development expenses increased in 2001 by $2,105,000 or 7.4% due to higher spending for taurolidine, a compound being tested to determine if it has clinically important antineoplastic activity. In fiscal 2000, research and development expenses increased by $2,662,000 or 10.3% also due in part to spending for taurolidine.

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

ACQUISITIONS

Information regarding acquisitions is presented in note 10, "Acquisitions" of the Notes to Consolidated Financial Statements, included on page 33 of this Form 10-K/ A-1.

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

In June 2000, Carter-Wallace, Inc. entered into an agreement to sell two parcels of vacant land adjacent to its Cranbury, New Jersey facility totaling approximately 210 acres. The closings of these transactions are contingent upon certain approvals being obtained and the satisfactory resolution of other conditions. No assurance can be given that the closings will take place. The total proceeds from these land sales would be approximately $22,050,000, less commissions and other expenses. The cost basis for the land subject to sale is approximately $1,000,000. It is anticipated that the closing of one of the two parcels of land with a sales value of approximately $17,000,000 will occur in August 2001.

ITEM 3. LEGAL PROCEEDINGS

Information regarding Legal Proceedings involving the Company is presented in note 15, "Litigation Including Environmental Matters" of the Notes to Consolidated Financial Statements included on pages 36 through 38 of this Form 10-K/A-1.

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

Each officer holds office until the first meeting of the Board of Directors following each Annual Meeting of the Stockholders and until his successor has been duly elected and qualified (except that the Board of Directors may at any meeting elect additional officers), unless his term is earlier terminated through death, resignation, removal or otherwise. The Annual Meeting of the Stockholders was held July 17, 2001.

*All executive officers have held their present office for the last five years except those noted below:

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this item is presented in the "Summary of Selected Financial Data" included on page 47 of this Form 10-K/A-1.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this item is presented in the "Summary of Selected Financial Data" included on page 47 of this Form 10-K/A-1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company's consolidated financial statements included in its originally filed Annual Report on Form 10-K for the year ended March 31, 2001 presented the consumer business as a discontinued operation. Subsequently, it was determined that the pending sale of the consumer business in connection with the pending sale of the entire Company did not meet the criteria for presentation as a discontinued operation. As a result, the consolidated financial statements have been restated for all periods presented to reflect the consumer business as a component of continuing operations.

PENDING SALE OF COMPANY

In May 2001, the Company announced it had entered into agreements for the sale of the Company in a two-step transaction in which stockholders will receive $20.30 per share, subject to certain closing adjustments. This transaction is pending at this time and is subject to approval by stockholders and other conditions. Full details will be included in a proxy statement regarding this transaction which will be sent to all stockholders.

In this two-step transaction, the consumer business, consisting of the Carter, Lambert Kay and International divisions will be sold by the Company immediately prior to the merger of the remainder of the Company. Each transaction is conditioned on the other, so one will not be completed without the other.

SALES AND EARNINGS

Net earnings were $49,222,000 in the year ended March 31, 2001 compared to net earnings of $43,332,000 in the prior year. Basic earnings per share were $1.09 per share in the current year compared to $.96 per share in the prior year, an increase of 14%. On a diluted basis, earnings per share were $1.04 per share compared to $.94 per share in the prior year.

Net sales in 2001 were $781,392,000 compared to prior year's sales of $747,668,000, a gain of 5%.

Sales of Domestic Consumer Products increased by $22,334,000 or 7.3% due to higher unit volume, and to a lesser extent, selling price increases. Sales of Trojan condoms, Nair depilatories and First Response pregnancy and ovulation test kits were all higher.

Domestic Health Care sales increased $14,864,000 or 7.2% in 2001 due to higher selling prices as well as increased unit volume. The unit volume increase was due largely to higher sales of Astelin Nasal Spray and cough/cold products. Sales of most pharmaceutical products in the Domestic Health Care segment continue to be adversely affected by generic competition.

Sales of International products decreased $3,474,000 or 1.5% in 2001 due to the unfavorable effect of lower foreign exchange rates, reduced in part by higher volume, and to a lesser extent, selling price increases. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $22,000,000.

Net sales in 2000 were $747,668,000 compared to prior year's sales of $668,872,000, a gain of 12%.

Sales of Domestic Consumer Products increased by $21,025,000 or 7.4% almost entirely due to higher unit volume. Selling price increases also had a positive effect on sales in this segment. Domestic condom sales increased versus the prior year by 7.4%. Domestic anti-perspirant and deodorant sales increased by 7.2% in comparison to the prior year. Domestic sales of Nair depilatory increased significantly versus 1999.

Domestic Health Care sales increased $25,001,000 or 13.8% in 2000 due to increased unit volume as well as higher selling prices. The unit volume increase was due to the continued growth of Astelin Nasal Spray and the introduction of several new cough/cold prescription products. Sales of most pharmaceutical products in the Domestic Health Care segment continue to be adversely affected by generic competition.

Sales of International products increased $32,770,000 or 16.0% in 2000 due to higher unit volume and, to a lesser extent, selling price increases. A significant portion of the unit volume increase related to the acquisition of the Barbara Gould line of skin care products in France and product introductions. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $10,400,000.

Interest income increased in 2001 by $4,209,000 or 79% from the prior year. In 2000 interest income was higher than 1999 by $646,000. The increase in both years was due primarily to a higher level of interest bearing investments.

Other income decreased by $2,912,000 versus 2000. In 2000 other income decreased by $3,470,000 versus the prior year. See comments in the Astelin section below.

COSTS AND EXPENSES

Cost of goods sold as a percentage of net sales was 35.1% in 2001, 36.5% in 2000 and 37.9% in 1999. The variations from year to year were due primarily to changes in product mix as well as selling price increases in excess of cost increases. Throughout this period, the Company has taken steps to minimize the effects of higher costs by selective price increases and cost control and reduction measures.

Advertising, marketing and other selling expenses in 2001 increased $3,146,000 or 1.1% as a result of higher spending in the Domestic Consumer and International segments. In 2000, advertising, marketing and other selling expenses increased $25,805,000 or 9.9% as a result of higher spending principally in the International and Domestic Health Care segments. Spending was higher in the International segment due in part to promotional support for the recently acquired Barbara Gould product line and product introductions. Spending was higher in the Domestic Health Care segment partly as a result of costs associated with the introduction of a reformulated version of an existing product and product introductions.

Research and development increased in 2001 by $2,105,000 or 7.4% due to higher spending in the Domestic Health Care segments for taurolidine, a compound being tested to determine if it has clinically important antineoplastic activity. In 2000, research and development expenses increased by $2,662,000 or 10.3% due mostly to increased spending in the Domestic Health Care segment, also due to higher spending for taurolidine.

General and administrative expenses increased in 2001 by $11,220,000 or 13.4% versus the prior year due largely to an acceleration of certain pension costs as a result of the retirement of the Company's former Chairman of the Board and Chief Executive Officer, and costs associated with the pending sale of the Company. Pension costs and compensation related expense also increased. In 2000, general and administrative expenses decreased by $1,383,000 or 1.6% due largely to nonrecurring prior year employee termination costs related to organizational changes.

Interest expense decreased in 2001 by $220,000 or 4.8%. In 2000 interest expense increased by $122,000 or 2.7% over the prior year. Both of these changes are related to fluctuations in the levels of borrowing.

Other expenses increased in 2001 by $7,607,000 or 61.4%. This increase resulted primarily from higher costs associated with the sharing of profits on a reformulated product and increased non-cash charges related to incentive plans. In 2000, other expenses increased by $4,580,000 or 58.7% due to higher non-cash charges related to incentive plans, and other miscellaneous expenses.

The consolidated income tax rate in 2001, 2000 and 1999 was 39%.

TAUROLIDINE

Research at independent facilities determined that taurolidine induced cell death in numerous human cancer cells in vitro. These developments prompted the Company to initiate an R&D program directed at multiple cancer cell lines to determine if taurolidine has clinically important antineoplastic activity. An Investigational New Drug Application (IND) was filed with and accepted by the FDA. Clinical trials in patients with ovarian cancer is in progress. Additional clinical trials in patients with brain, ovarian and mesothelioma cancer are in progress.

ASTELIN

In July 1998, the Company entered into a joint venture agreement with ASTA Medica AG with an effective date of November 1997. Under the terms of the agreement the Company is responsible for all manufacturing, selling, marketing and administrative activities for Astelin and Depen, another product licensed from ASTA Medica AG, and receives compensation for these activities from the joint venture. Included in other income is $140,000 in 2001, $3,981,000 in 2000 and $6,782,000 in 1999 related to ASTA
Medica's share of joint venture operations.

FELBATOL (FELBAMATE)

As previously reported in the years ended March 31, 1995 and 1996, the Company incurred one-time charges to pre-tax earnings totaling $45,980,000 related to use restrictions for Felbatol. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, in the range of $15,000,000 on a pre-tax basis.

LIQUIDITY AND CAPITAL RESOURCES

Funds provided from operations and the Company's short-term investments and cash equivalents are the main source for financing working capital requirements, additions to property, plant and equipment, the payment of dividends and the purchase of treasury stock. External borrowings are incurred as needed to satisfy cash requirements related to seasonal business fluctuations and to finance major facility expansion programs and major acquisitions.

At March 31, 2001, the Company had available various bank credit lines amounting to $125,400,000 consisting of $110,000,000 in domestic credit lines and $15,400,000 in foreign credit lines, of which $2,740,000 of the foreign lines were utilized at March 31, 2001. The domestic lines are made up of a $100,000,000 revolving credit facility and $10,000,000 in an uncommitted credit line.

In fiscal 1999, the Company borrowed approximately $15,200,000 to finance International acquisitions.

Inventory levels increased in 2000 over the previous year due to a planned increase in condom inventory as well as new product introductions and acquisitions.

Under stock repurchase programs approved by the Company's Board of Directors, the Company purchased 246,000 shares at a cost of $3,885,000 in the year ended March 31, 1999.

In June 2000, Carter-Wallace, Inc. entered into an agreement to sell two parcels of vacant land adjacent to its Cranbury, New Jersey facility totaling approximately 210 acres. The closings of these transactions are contingent upon certain approvals being obtained and the satisfactory resolution of other conditions. No assurance can be given that the closings will take place. The total proceeds from these land sales would be approximately $22,050,000 less commissions and other expenses. The cost basis for the land subject to sale is approximately $1,000,000.

Under the terms of the Asset Purchase Agreement and the Merger Agreement related to the pending sale of the Company, the Company may be required to pay termination fees and expenses to the buyers if these transactions are not consummated for certain specific reasons. These termination fees and expenses would approximate $46,000,000 at the maximum levels.

CAPITAL EXPENDITURES

Capital expenditures were $14,062,000 in 2001, $18,056,000 in 2000 and
$17,271,000 in 1999.

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

Information required by this item is included on pages 19 through 44 of this Form 10- K/A-1.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated by reference to the Company's Proxy Statement, dated June 20, 2001, for the Annual Meeting of Stockholders held July 17, 2001, under the captions "Stock Ownership", "Election of Directors" and "Board of Directors and Committees".

Information with respect to Executive Officers of the Registrant is set forth under the heading "Executive Officers of the Registrant" in Part I on pages 6 and 7 of this Form 10-K/A-1.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the Company's Proxy Statement, dated June 20, 2001, for the Annual Meeting of Stockholders held July 17, 2001, under the caption "Executive Compensation and Other Information".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement, dated June 20, 2001, for the Annual Meeting of Stockholders held July 17, 2001, under the captions "Voting Rights" and "Stock Ownership".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the Company's Proxy Statement, dated June 20, 2001, for the Annual Meeting of Stockholders held July 17, 2001, under the caption "Election of Directors".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)(1),(A)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The financial statements and financial statement schedule filed as part of this report are listed in the "Index of Financial Statements, Financial Statement Schedule and Other Financial Information" on page 18 of this Form 10-K/A-1.

(A)(3) EXHIBITS

       2.1 Asset Purchase Agreement, dated as of May 7, 2001, by and between Armkel,LLC and Carter-Wallace, Inc. (incorporated herein by reference to Item 7 of the Company's Form 8-K dated May 7, 2001).

       2.2 Agreement and Plan of Merger, dated as of May 7, 2001, among the Company, CPI Development Corporation, MCC Acquisition Holdings Corporation, MCC Merger Sub Corporation and MCC Acquisition Sub Corporation (incorporated herein by reference to Item 7 of the Company's Form 8-K dated May 7, 2001).

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

                                   (CONTINUED)

       10.3 Employees' Retirement Plan, as amended (incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

       10.4 Description of Profit Sharing Plan (incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

       10.5 Executives' Additional Compensation Plan (incorporated herein by reference to the description of such plan set forth in the Company's Proxy Statement dated June 18, 1993, for the Annual Meeting of Stockholders held July 20, 1993, under the caption "Executive Compensation and Other Information").

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

       10.6(B) Amendment, dated January 25, 2001, to the Employment Agreement dated June 4, 1998 between the Company and Ralph Levine (incorporated herein by reference to Exhibit 10.6(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

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

       10.7(B) Amendment, dated January 25, 2001, to the Employment Agreement dated June 4, 1998 between the Company and Paul A. Veteri (incorporated herein by reference to Exhibit 10.7(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

       10.10 Supplemental Death Benefit Agreement, as amended (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

                                   (CONTINUED)

       10.11 Lease Agreement, dated December 2, 1988, between the Company and Fisher - Sixth Avenue Company and Hawaiian Sixth Avenue Corporation (incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989).

       10.12 Corporate Officer Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

       10.13 Executive Medical Expense Reimbursement Plan, as amended (incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

       10.14 Executive Pension Benefits Plan, as amended (incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

       10.15   Executive Savings Plan (incorporated herein by reference to
               Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

       10.18 1996 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999)

       10.19 Employment Agreement, dated October 2, 2000 between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

       10.21 Letter Agreement, dated September 14, 1998, between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

       10.21(A)Amendment, dated January 27, 2000, to the Letter Agreement, dated
               September 14, 1998, between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit 10.21(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

       10.22 Letter Agreement, dated June 4, 1998, between the Company and Stephen R. Lang (incorporated herein by reference to Exhibit
               10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

                                   (CONTINUED)

       10.22(A)Amendment, dated January 27, 2000, to the Letter Agreement, dated June 4, 1998 between the Company and Stephen R. Lang. (incorporated herein by reference to Exhibit 10.22(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

       10.23 Consulting Agreement dated July 21, 1999 between the Company and Henry H. Hoyt, Jr.(incorporated herein by reference to Exhibit
               10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

       10.23(A)Amendment, dated January 27, 2000, to the Consulting Agreement dated July 21, 1999 between the Company and Henry H. Hoyt, Jr. (incorporated herein by reference to Exhibit 10.23(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

       10.24 Letter Agreement, dated January 1, 1999 between the Company and Thomas G. Gerstmyer (incorporated herein by reference to Exhibit
               10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

       10.24(A)Amendment, dated January 27, 2000, to the Letter Agreement dated
               January 1, 1999, between the Company and Thomas G. Gerstmyer (incorporated herein by reference to Exhibit 10.24(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

       21 Subsidiaries (incorporated herein by reference to Exhibit 21 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

       23      KPMG LLP Independent Auditors' Consent

(B) REPORTS ON FORM 8-K

         On May 7, 2001, the Company filed a report on Form 8-K stating that it had entered into definitive agreements for the sale of the Company in a two-step transaction in which stockholders will receive $20.30 per share on a fully diluted basis, subject to certain tax adjustments.

         Pursuant to the Asset Purchase Agreement, dated as of May 7, 2001, by and between Armkel, LLC and the Company, the Company proposes to sell for $739 million in cash, less certain debt outstanding at closing, the Company's domestic consumer products business and international business.

         Pursuant to the Agreement and Plan of Merger, dated as of May 7, 2001, among the Company, CPI Development Corporation, MCC Acquisition Holdings Corporation, MCC Merger Sub Corporation and MCC Acquisition Sub Corporation, the Company proposes to sell for $408 million in cash its remaining domestic healthcare business, by means of a merger.

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

                                                CARTER-WALLACE, INC.
                                                    (Registrant)

DATED: August 13, 2001                          BY: /s/ Paul A. Veteri
                                                --------------------
                                                    Paul A. Veteri
                                                    President and Chief
                                                    Operating Officer

                      CARTER-WALLACE, INC. AND SUBSIDIARIES

         INDEX OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND

                           OTHER FINANCIAL INFORMATION

                                                                          PAGE

The following are set forth in this Form 10-K/A-1

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                       19
         Consolidated Statements of Earnings, Retained                     21
           Earnings and Comprehensive Earnings
         Consolidated Statement of Cash Flows                              22
         Notes to Consolidated Financial Statements                        23
         Independent Auditors' Report                                      44

INDEPENDENT AUDITORS' REPORT ON FINANCIAL
 STATEMENT SCHEDULE                                                        45

SCHEDULE II  - Valuation and qualifying accounts for each
                of the three years ended March 31, 2001                    46

SUMMARY OF SELECTED FINANCIAL DATA                                         47
DESCRIPTION OF BUSINESS SEGMENTS                                           48

All other financial statement schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or related notes.

Carter-Wallace, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                           AT MARCH 31, 2001 AND 2000

                           ASSETS                                      2001                        2000
-----------------------------------------------------------------------------------------------------------
CURRENT ASSETS                                                              (RESTATED, SEE  NOTE 20)
Cash and cash equivalents                                          $ 97,152,000                $ 62,638,000
Short-term investments                                               47,891,000                  41,150,000
Accounts receivable-trade, less allowances of
  $8,392,000 in 2001 and $8,030,000 in 2000                         126,925,000                 118,710,000
Other receivables                                                     6,288,000                   7,759,000
Inventories
  Finished goods                                                     59,639,000                  63,684,000
  Work in process                                                    11,762,000                  13,376,000
  Raw materials and supplies                                         30,374,000                  29,208,000
                                                                   ------------                ------------
                                                                    101,775,000                 106,268,000
                                                                   ------------                ------------
Deferred taxes                                                       21,525,000                  25,496,000
Prepaid expenses and other current assets                            10,944,000                  11,997,000
                                                                   ------------                ------------
TOTAL CURRENT ASSETS                                                412,500,000                 374,018,000
                                                                   ------------                ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land                                                                5,042,000                   4,803,000
  Buildings and improvements                                        114,006,000                 111,616,000
  Machinery, equipment and fixtures                                 197,992,000                 184,207,000
  Leasehold improvements                                             22,684,000                  23,287,000
                                                                   ------------                ------------
                                                                    339,724,000                 323,913,000
  Accumulated depreciation and amortization                         192,560,000                 174,503,000
                                                                   ------------                ------------
                                                                    147,164,000                 149,410,000
                                                                   ------------                ------------

INTANGIBLE ASSETS
  Excess of purchase price of businesses acquired over the
     net assets at date of acquisition, less amortization            72,241,000                  77,457,000
  Patents, trademarks, contracts and formulae, less
     amortization                                                    46,019,000                  47,227,000
                                                                   ------------                ------------
                                                                    118,260,000                 124,684,000
                                                                   ------------                ------------
DEFERRED TAXES                                                       31,837,000                  32,652,000
OTHER ASSETS                                                         75,447,000                  81,472,000
                                                                   ------------                ------------
                                                                   $785,208,000                $762,236,000
                                                                   ============                ============

See accompanying notes to consolidated financial statements.

            LIABILITIES AND STOCKHOLDERS' EQUITY                       2001                        2000
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES                                                         (RESTATED, SEE  NOTE 20)
Accounts payable                                                   $ 49,103,000                $ 46,935,000
Accrued expenses                                                    106,399,000                 104,485,000
Notes payable                                                         6,658,000                   6,711,000
Taxes on income                                                      10,217,000                  10,440,000
                                                                   ------------                ------------
TOTAL CURRENT LIABILITIES                                           172,377,000                 168,571,000
                                                                   ------------                ------------

LONG-TERM LIABILITIES
Long-term debt                                                       53,835,000                  59,541,000
Deferred compensation                                                15,500,000                  26,647,000
Accrued postretirement benefit obligation                            71,251,000                  70,308,000
Other long-term liabilities                                          51,708,000                  46,131,000
                                                                   ------------                ------------
TOTAL LONG-TERM LIABILITIES                                         192,294,000                 202,627,000
                                                                   ------------                ------------

STOCKHOLDERS' EQUITY
Preferred stock, authorized 1,000,000 shares,
  without par value; issued--none                                       --                          --
Common stock, authorized 80,000,000 shares,
  par value $1 per share, one vote per share; issued
  34,827,000  shares in 2001 and 34,776,000 shares in 2000           34,827,000                  34,776,000
Class B common stock, authorized 13,056,800 shares, par
  value $1 per share, ten votes per share; issued 12,378,000
  shares in 2001 and 12,429,000 in 2000                              12,378,000                  12,429,000
Capital in excess of par value                                        4,536,000                   4,231,000
Retained earnings                                                   435,341,000                 400,616,000
                                                                   ------------                ------------
                                                                    487,082,000                 452,052,000
Less:
  Accumulated other comprehensive loss
     Foreign currency translation adjustment                         39,658,000                  31,385,000
  Treasury stock at cost--1,494,500 common and 153,600
     Class B common shares in 2001 and 1,857,900 common
     and 153,600 Class B common shares in 2000                       26,887,000                  29,629,000
                                                                   ------------                ------------
TOTAL STOCKHOLDERS' EQUITY                                          420,537,000                 391,038,000
                                                                   ------------                ------------
                                                                   $785,208,000                $762,236,000
                                                                   ============                ============

See accompanying notes to consolidated financial statements.

Carter-Wallace, Inc. and Subsidiaries

                           CONSOLIDATED STATEMENTS OF
                           EARNINGS, RETAINED EARNINGS AND
                           COMPREHENSIVE EARNINGS

                           THREE YEARS ENDED MARCH 31, 2001

                                                             2001                 2000                 1999
---------------------------------------------------------------------------------------------------------------
                                                                        (RESTATED, SEE NOTE 20)
CONSOLIDATED STATEMENTS OF EARNINGS
Net sales                                                $781,392,000         $747,668,000         $668,872,000
Interest income                                             9,537,000            5,328,000            4,682,000
Other income                                                4,736,000            7,648,000           11,118,000
                                                         ------------         ------------         ------------
                                                          795,665,000          760,644,000          684,672,000
                                                         ------------         ------------         ------------
Cost and Expenses:
  Cost of goods sold                                      274,349,000          272,841,000          253,447,000
  Advertising and promotion                               150,269,000          146,998,000          131,684,000
  Marketing and other selling                             140,405,000          140,530,000          130,039,000
  Research and development                                 30,613,000           28,508,000           25,846,000
  General and administrative                               94,955,000           83,735,000           85,118,000
  Interest                                                  4,394,000            4,614,000            4,492,000
  Other                                                    19,989,000           12,382,000            7,802,000
                                                         ------------         ------------         ------------
                                                          714,974,000          689,608,000          638,428,000
                                                         ------------         ------------         ------------

Earnings before taxes on income                            80,691,000           71,036,000           46,244,000
     Provision for taxes on income                         31,469,000           27,704,000           18,035,000
                                                         ------------         ------------         ------------
Net earnings                                             $ 49,222,000         $ 43,332,000         $ 28,209,000
                                                         ============         ============         ============
Earnings per share--basic                                $       1.09         $        .96         $        .62
                                                         ============         ============         ============
Earnings per share--diluted                              $       1.04         $        .94         $        .62
                                                         ============         ============         ============

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Amount at beginning of year                              $400,616,000         $368,093,000         $349,815,000
Net earnings                                               49,222,000           43,332,000           28,209,000
                                                         ------------         ------------         ------------
                                                          449,838,000          411,425,000          378,024,000
Dividends--$.32 per share in 2001, $.24 per share
  in 2000 and $.22 per share in 1999                      (14,497,000)         (10,809,000)          (9,931,000)
                                                         ------------         ------------         ------------
Amount at end of year                                    $435,341,000         $400,616,000         $368,093,000
                                                         ============         ============         ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Net earnings                                             $ 49,222,000         $ 43,332,000         $ 28,209,000
Other comprehensive earnings (loss)
  Foreign currency translation adjustment                  (8,273,000)          (3,600,000)          (2,974,000)
                                                         ------------         ------------         ------------
Total comprehensive earnings                             $ 40,949,000         $ 39,732,000         $ 25,235,000
                                                         ============         ============         ============

See accompanying notes to consolidated financial statements.

                           CONSOLIDATED STATEMENTS OF
                          CASH FLOWS

                          THREE YEARS ENDED MARCH 31, 2001

                                                               2001               2000               1999
-------------------------------------------------------------------------------------------------------------
                                                                        (RESTATED, SEE NOTE 20)
Net earnings                                               $ 49,222,000       $ 43,332,000       $ 28,209,000
Adjustments to reconcile net earnings to cash flows
  provided by operating activities:
     Depreciation and amortization                           17,573,000         17,470,000         16,372,000
     Amortization of patents, trademarks, contracts and
     formulae                                                12,114,000          9,066,000          6,199,000
     Amortization of excess of purchase price of
       businesses
       acquired over the net assets at date of
       acquisition                                            3,713,000          4,139,000          4,178,000
     Other changes in assets and liabilities:
       (Increase) decrease in accounts and other
       receivables                                          (11,173,000)        (2,124,000)         3,602,000
       Decrease (increase) in inventories                     1,968,000        (17,380,000)       (10,289,000)
       Decrease (increase) in prepaid expenses                  749,000           (932,000)        (3,647,000)
       Increase in accounts payable and accrued expenses      8,014,000          4,326,000          6,477,000
       (Decrease) increase in deferred compensation         (11,249,000)         6,564,000          2,548,000
       Decrease (increase) in deferred taxes                  4,786,000         (1,654,000)         1,998,000
       Other changes                                          3,705,000         (9,303,000)        (7,263,000)
                                                           ------------       ------------       ------------
Cash flows provided by operating activities                  79,422,000         53,504,000         48,384,000
                                                           ------------       ------------       ------------
Cash flows used in investing activities:
  Additions to property, plant and equipment                (14,062,000)       (18,056,000)       (17,271,000)
  (Increase) in short-term investments                       (6,784,000)        (9,189,000)        (6,273,000)
  Proceeds from sale of property, plant and equipment         1,446,000          1,042,000            371,000
  Payments for international acquisitions, net of cash
  received:
     Barbara Gould product line in France                       --                 --             (15,129,000)
     Femfresh product line in the U.K.                          --                 --              (3,633,000)
                                                           ------------       ------------       ------------
Cash flows used in investing activities                     (19,400,000)       (26,203,000)       (41,935,000)
                                                           ------------       ------------       ------------
Cash flows used in financing activities:
  Dividends paid                                            (14,497,000)       (10,809,000)        (9,931,000)
  Increase in borrowings                                      2,173,000          2,781,000         17,385,000
  Payments of debt                                           (6,806,000)        (5,215,000)       (11,569,000)
  Purchase of treasury stock                                 (5,861,000)          (492,000)        (4,381,000)
  Proceeds from exercise of stock options                       787,000            --                 --
                                                           ------------       ------------       ------------
Cash flows used in financing activities                     (24,204,000)       (13,735,000)        (8,496,000)
                                                           ------------       ------------       ------------
Effect of foreign exchange rate changes on cash
  and cash equivalents                                       (1,304,000)          (310,000)          (232,000)
                                                           ------------       ------------       ------------
Increase (decrease) in cash and cash equivalents           $ 34,514,000       $ 13,256,000       $ (2,279,000)
                                                           ============       ============       ============

See accompanying notes to consolidated financial statements.

       Carter-Wallace, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND PLANNED SALE OF COMPANY

On May 7, 2001, Carter-Wallace, Inc. (the "Company") entered into definitive agreements for the sale of the Company in a two-step transaction. In accordance with an Asset Purchase Agreement, the Company will first sell the net assets and business of the Company's consumer business for $739 million, less certain debt outstanding. Such funds will be paid directly to Carter-Wallace, Inc. Pursuant to an Agreement and Plan of Merger, immediately following the sale of the consumer business, the buying group will acquire the Company's outstanding common stock and Class B common stock for $20.30 per share subject to certain closing adjustments. CPI Development Corporation, a private holding company that controls approximately 83% of the voting power of Carter-Wallace, Inc., has entered into an agreement to vote in favor of the merger, subject to certain limited exceptions, one of which is that the voting agreement will terminate if more than 30% of the shares of the Company's common stock and Class B common stock, taken together, outstanding immediately prior to the stockholder vote on the merger, have properly exercised appraisal rights under Delaware law with respect to the merger. The aggregate consideration from both transactions is estimated to be $1.121 billion, less approximately $160 million of corporate taxes to be paid on the sale of the consumer business. Each agreement is conditioned on the other, so one will not be completed without the other.

The asset sale and merger have been approved by the Board of Directors of each party to the agreements and are subject to certain conditions, including a financing condition for each buyer, various regulatory approvals, and the approval of Carter-Wallace, Inc. stockholders.

Under the terms of the Asset Purchase Agreement and the Merger Agreement related to the pending sale of the Company, the Company may be required to pay termination fees and expenses to the buyers if these transactions are not consummated for certain specific reasons. These termination fees and expenses would approximate $46 million at the maximum levels.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Carter-Wallace, Inc. and all of its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.

Revenue Recognition Policy

Revenue is recognized when products are shipped.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual amounts may differ.

Cash Equivalents and Short-term Investments

Cash equivalents consist of short-term securities with maturities of three months or less when purchased. Investments with a maturity of greater than three months but less than one year are classified as short-term investments. The carrying value of cash equivalents and short-term investments approximated fair value at March 31, 2001 and 2000.

Inventories

Inventories are valued at the lower of cost or market on the first-in, first-out
(FIFO) method, except for certain domestic inventories which are stated at cost on the last-in, first-out (LIFO) method.

Property, Plant and Equipment

Depreciation is provided over the estimated useful lives of the assets, principally using the straight line method. Machinery, equipment and fixtures are depreciated over a period ranging from five to twenty years. Buildings and improvements are depreciated over a period ranging from twenty to forty years. Leasehold improvements are amortized on a straight line basis over the life of the related asset or the life of the lease, whichever is shorter. Expenditures for renewals and betterments are capitalized. Upon sale or retirement of assets, the appropriate asset and related accumulated depreciation accounts are adjusted and the resultant gain or loss is reflected in earnings. Maintenance and repairs are charged to expense as incurred.

In June 2000 the Company entered into an agreement to sell two parcels of vacant land adjacent to its Cranbury, NJ facility totalling approximately 210 acres. The closings of these transactions are contingent upon certain approvals being obtained and the satisfactory resolution of other conditions. No assurance can be given that the closings will take place. The total proceeds from these land sales will be approximately $22,050,000, less commissions and other expenses. The cost basis for the land being sold is approximately $1,000,000.

Intangible Assets

The excess of purchase price of businesses acquired over net assets at date of acquisition is assessed to the product or group of products which constitute the business acquired and amortized over no longer than 40 years for amounts relating to acquisitions subsequent to October 31, 1970. The cost of patents, formulae and contracts is amortized on a straight line basis over their legal or contractual lives. The cost of trademarks is being amortized over no longer than 40 years for amounts relating to acquisitions subsequent to October 31, 1970. Amounts related to intangibles acquired prior to October 31, 1970 are not material.

The policy of the Company in assessing the recoverability of intangible assets is to compare the carrying value of the intangible asset with the undiscounted cash flow generated by products related to the intangible asset. In addition, the Company continually evaluates whether adverse developments indicate that an intangible asset may be impaired.

Income Taxes

Deferred income taxes are determined using the liability method based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws.

Advertising and Marketing Costs

Advertising, promotion and other marketing costs are charged to earnings in the period in which they are incurred.

Earnings Per Common Share

Basic earnings per share is based on the average number of common and Class B common shares outstanding during the year: 45,311,000 in 2001, 45,019,000 in 2000 and 45,180,000 in 1999. In computing diluted earnings per share, incremental shares issuable upon the assumed exercise of stock options and the vesting of stock awards have been added to the average shares outstanding. Incremental shares for purposes of calculating diluted earnings per shares amounted to 2,236,900 in 2001, 1,033,200 in 2000 and 688,500 in 1999.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of stockholders' equity. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

New Accounting Pronouncements

Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF Issue No. 00-14") outlines required accounting treatment for certain sales incentives, including manufacturer's coupons. It requires companies to record coupon expense as a reduction of sales, rather than marketing expense. The Company currently records coupon expense as a component of marketing expense. The Company is required to implement EITF Issue No. 00-14 for the quarter beginning January 1, 2002. It will require the Company to report coupon expense as a reduction of net sales. Coupon expense approximates $6,000,000 per year based on historical amounts, spread relatively evenly throughout the year.

Emerging Issues Task Force Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" ("EITF 00-25"), outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. The Company currently records such costs as marketing expenses. EITF 00-25 will require the Company to report the paid consideration expense as a reduction of sales, rather than marketing expense. The Company is required to implement EITF 00-25 for the quarter beginning January 1, 2002. The Company has not yet determined the effect of implementing the guidelines of EITF 00-25, but in any case, implementation will not have an effect on net earnings.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133." This statement deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which made minor amendments to SFAS No. 133. The Company will adopt SFAS No. 133, as amended, effective April 1, 2001. The adoption of this accounting requirement is not expected to have a material effect on the Company's consolidated financial statements.

3. INVENTORIES

Inventories computed on the last-in, first-out (LIFO) method comprised 16% and 14% of inventories included in current assets at year end 2001 and 2000, respectively. If these inventories had been valued on the FIFO inventory method (which approximates current or replacement cost), total inventories would have been approximately $9,600,000 and $9,500,000 higher than reported at March 31, 2001 and 2000, respectively. Felbatol inventories of $2,339,000 and $2,502,000 at March 31, 2001 and March 31, 2000, respectively, which are expected to be sold in the next fiscal year, are included in inventory. Felbatol inventories of $4,078,000 at March 31, 2001 and $6,387,000 at March 31, 2000, not expected to be sold in the next fiscal year, are included in Other Assets.

4. TAXES ON INCOME

The provision for taxes on income was as follows:

                                               2001                     2000                     1999
                                            -----------              -----------              -----------
Current:
     Domestic                               $17,102,000              $21,742,000              $ 8,648,000
     Foreign                                 10,171,000                7,673,000                7,305,000
                                            -----------              -----------              -----------
                                             27,273,000               29,415,000               15,953,000
                                            -----------              -----------              -----------
Deferred:
     Domestic                                 4,101,000               (1,378,000)               1,869,000
     Foreign                                     95,000                 (333,000)                 213,000
                                            -----------              -----------              -----------
                                              4,196,000               (1,711,000)               2,082,000
                                            -----------              -----------              -----------
Total                                       $31,469,000              $27,704,000              $18,035,000
                                            ===========              ===========              ===========

The components of income before taxes were as follows:

Domestic                                    $58,160,000              $49,696,000              $27,478,000
Foreign                                      22,531,000               21,340,000               18,766,000
                                            -----------              -----------              -----------
Total                                       $80,691,000              $71,036,000              $46,244,000
                                            ===========              ===========              ===========

Deferred income taxes are provided for temporary differences between the financial statement and tax bases of the Company's assets and liabilities. The temporary differences gave rise to the following deferred tax assets and liabilities at March 31:

                                                                    2001                     2000
                                                                 -----------              -----------
Postretirement benefit plans                                     $30,657,000              $30,160,000
Employee benefit plans                                             3,652,000               13,588,000
Accrued liabilities                                               16,831,000               15,390,000
Asset valuation accounts                                          16,760,000               16,517,000
All other                                                          9,051,000                8,417,000
Valuation allowances                                                 --                    (3,247,000)
                                                                 -----------              -----------
     Total deferred tax assets                                    76,951,000               80,825,000
                                                                 -----------              -----------
Depreciation                                                      15,156,000               15,011,000
All other                                                          8,433,000                7,666,000
                                                                 -----------              -----------
     Total deferred tax liabilities                               23,589,000               22,677,000
                                                                 -----------              -----------
Net deferred tax assets                                          $53,362,000              $58,148,000
                                                                 -----------              -----------

Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. However, the deferred tax assets could be reduced if estimates of future taxable income are lowered. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries. It has been management's practice and intent to reinvest such earnings in the operations of these subsidiaries.

The effective tax rate of the provision for taxes on income as compared with the U.S. Federal statutory income tax rate was as follows:

                                              2001                         2000                          1999
                                     -----------------------      -----------------------      ------------------------
                                                     % TO                         % TO                          % TO
                                         TAX        PRE-TAX           TAX        PRE-TAX           TAX         PRE-TAX
                                       AMOUNT       INCOME          AMOUNT       INCOME           AMOUNT       INCOME
                                     -----------     -----        -----------     -----        ------------     -----
Computed tax expense                 $28,242,000      35.0%       $24,863,000      35.0%       $ 16,185,000      35.0%
Foreign income taxed at a
  different
  effective rate                       3,110,000       3.9            446,000       0.6           1,619,000       3.5
State income taxes, net of
  federal tax benefit                  2,799,000       3.5          2,443,000       3.4           1,345,000       2.9
Amortization of intangibles              534,000       0.6            534,000       0.8             534,000       1.2
Other                                     31,000       0.1           (582,000)     (0.8)         (1,648,000)     (3.6)
Reversal of valuation allowance       (3,247,000)     (4.1)           --           --               --           --
                                     -----------     -----        -----------     -----        ------------     -----
Provision for taxes on income        $31,469,000      39.0%       $27,704,000      39.0%       $ 18,035,000      39.0%
                                     ===========     =====        ===========     =====        ============     =====

The U.S. Internal Revenue Service completed its examination of the Company's tax returns through fiscal year 1995 resulting in no material impact on the Company. The statute of limitations period for the examination of the Company's U.S. Federal income tax return has expired for fiscal years 1996 and 1997.

5. FOREIGN OPERATIONS

Net current assets and net sales of the Company's foreign subsidiaries and branches operating outside of the United States, and the Company's equity in net assets and net earnings of such operations were:

                                    2001                    2000                    1999
                                ------------            ------------            ------------
Net current assets              $109,860,000            $106,331,000            $ 99,535,000
Equity in net assets             155,384,000             151,392,000             140,992,000
Net sales                        232,079,000             235,549,000             202,799,000
Net earnings                      12,265,000              14,000,000              11,248,000

The equity adjustment from foreign currency translation is comprised of the following:

                                                             YEARS ENDED MARCH 31
                                                     ------------------------------------
                                                        2001                     2000
                                                     -----------              -----------
Opening balance                                      $31,385,000              $27,785,000
Current year                                           8,273,000                3,600,000
                                                     -----------              -----------
Ending balance                                       $39,658,000              $31,385,000
                                                     ===========              ===========

6. NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable

Notes payable consisting of borrowings from banks under available lines of credit were $2,740,000, $1,047,000 and $2,752,000 and the current portion of long-term debt was $2,488,000, $4,169,000 and $3,103,000 at March 31, 2001, 2000
and 1999, respectively. In addition, other short-term notes payable in international operations amounted to $1,430,000, $1,495,000 and $2,279,000 at March 31, 2001, 2000 and 1999, respectively. Additional data related to the amount of short-term borrowings is not presented since it is immaterial.

The Company has available various bank credit lines amounting to $125,400,000 of which $110,000,000 is for domestic borrowings and $15,400,000 is for international borrowings. The availability of the lines of credit is subject to review by the banks involved. Commitment fees are immaterial.

Long-Term Debt
Long-term debt at March 31 is summarized below:

                                                                     2001                2000
                                                                  -----------         -----------
Promissory Notes, 7.62%, payable in equal annual
  installments of $7,000,000 from December 21, 2003 through
  December 21, 2007                                               $35,000,000         $35,000,000
Unsecured Euro term loan, 4.10%, payable in installments
  beginning June 1, 2002 through March 1, 2004                      8,493,000           8,882,000
Unsecured French franc term loan, 4.10%, payable in
  installments through
  February 25, 2006                                                 3,135,000           3,860,000
Unsecured French franc loan, 5.10%, payable February 24,
  2003                                                              2,814,000           2,944,000
Unsecured Italian lira term loan, adjustable rate, payable
  in installments through
  December 31, 2004                                                 2,358,000           2,992,000
Unsecured French franc loan, adjustable rate, payable in
  installments through April 1, 2006                                1,809,000           2,208,000
Promissory Notes, 6.18%, payable no later than September 12,
  2002                                                              1,214,000           1,424,000
Unsecured French franc loan, adjustable rate, payable in
  installments through
  September 18, 2003                                                  492,000           1,105,000
Secured Italian lira term loans, adjustable rate, payable in installments through
  July 1, 2001                                                        490,000           1,499,000
Unsecured French franc loan, 4.50%, payable in installments
  through
  August 5, 2001                                                      193,000             399,000
City of Decatur, Illinois adjustable rate Industrial Revenue
  Bond, payable
  December 1, 2010, repaid December 1, 2000                               -0-           3,000,000
Other Long-Term Debt                                                  325,000             397,000
                                                                  -----------         -----------
                                                                   56,323,000          63,710,000
Less, current portion of long-term debt included in notes
  payable                                                          (2,488,000)         (4,169,000)
                                                                  -----------         -----------
                                                                  $53,835,000         $59,541,000
                                                                  ===========         ===========

Maturities of long-term debt for each of the four fiscal years 2003 through 2006 are $8,572,000, $13,148,000, $9,678,000 and $7,998,000, respectively.

With respect to the Italian lira loan payable through December 31, 2004, interest on this loan is the Euro Interbank Offered Rate plus a nominal increment.

With respect to the French franc loan payable February 24, 2003, interest is adjustable based on the Euro Interbank Offered Rate plus a nominal increment, adjusted quarterly and was converted to a fixed rate at the inception of the loan.

With respect to the French franc loan payable through April 1, 2006, interest on this loan is the Euro Interbank Offered Rate plus a nominal increment.

The Italian lira loans due July 1, 2001 are secured by irrevocable letters of credit. Commitment fees are immaterial. Interest on these loans is the Euro Interbank Offered Rate plus a nominal increment, adjusted quarterly.

The Company issued promissory notes, payable no later than September 12, 2002, in connection with the acquisition of the net assets of Youngs Drug Products Corporation and affiliates. Prepayments of all or portions of the notes are required as certain contractual conditions are satisfied.

With respect to the French franc loan payable through September 18, 2003, interest on this loan is the Euro Interbank Offered Rate plus a nominal increment.

Certain of the Company's long-term debt agreements contain covenants which require the Company to maintain a minimum level of net worth and limit total long-term liabilities to a stated percentage of total capitalization.

With respect to the $35,000,000 notes, should the Company, of which the healthcare business and the consumer business are parts, sell a substantial portion of its assets, the holders of the notes have the right to redeem the notes at face value plus a premium of approximately $4,000,000.

Carter-Wallace, Inc. has guaranteed the repayment of debt in the consumer business of Carter-Wallace, Inc. in the amount of $19,800,000. This debt may be called by the lender if Carter-Wallace, Inc. ceases to be the majority stockholder of the borrowing subsidiaries in the consumer business.

The fair value of long-term debt, including current maturities, was $57,156,000 on March 31, 2001 and $60,366,000 at March 31, 2000.

7. COMMON STOCK, CLASS B COMMON STOCK AND CAPITAL IN EXCESS OF PAR VALUE

The Company has two classes of common stock with a par value of $1.00 per share. Class B common stock generally has ten votes per share on all matters and votes as a class with common stock which has one vote per share. The transfer of Class B common stock is restricted; however, Class B common stock is at all times convertible into shares of common stock on a share-for-share basis. Common stock and Class B common stock have identical rights with respect to cash dividends and upon liquidation.

Activity for the years ended March 31, 2001, 2000 and 1999 was as follows:

                                                                                       CLASS B           CAPITAL IN
                                                                   COMMON              COMMON            EXCESS OF
                                                                    STOCK               STOCK            PAR VALUE
                                                                 -----------         -----------         ----------
Balance at March 31, 1998                                        $34,698,000         $12,507,000         $4,204,000
Conversion of Class B common stock to Common Stock                    42,000             (42,000)            --
Cost of treasury stock under market value at date of award
  or issuance                                                        --                  --                 279,000
                                                                 -----------         -----------         ----------
Balance at March 31, 1999                                         34,740,000          12,465,000          4,483,000
Conversion of Class B common stock to Common Stock                    36,000             (36,000)            --
Cost of treasury stock over market value at date of award
  or issuance                                                        --                  --                (252,000)
                                                                 -----------         -----------         ----------
Balance at March 31, 2000                                         34,776,000          12,429,000          4,231,000
Conversion of Class B common stock to Common Stock                    51,000             (51,000)            --
Cost of treasury stock under market value at date of award
  or issuance                                                        --                  --                 305,000
                                                                 -----------         -----------         ----------
Balance at March 31, 2001                                        $34,827,000         $12,378,000         $4,536,000
                                                                 ===========         ===========         ==========

The cost of treasury stock over or under the market value of the stock on the date of the award or issuance has been applied to capital in excess of par value, as well as any tax benefit on the appreciation of restricted stock awards.

Shares issued from treasury stock for stock awards amounted to 546,400, 239,100 and 28,000 shares at a cost of $8,603,000, $3,703,000 and $429,000 in 2001, 2000 and 1999, respectively. Shares purchased and added to treasury stock amounted to 182,900, 27,700 and 274,400 shares at a cost of $5,861,000, $492,000 and
$4,381,000 in 2001, 2000 and 1999, respectively. In 1999, the Company exchanged 155,500 shares with a value of $2,125,000 previously issued as restricted stock awards for an equivalent number of deferred stock awards.

8. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS (DOLLARS IN THOUSANDS)

The Company has several contributory and non-contributory pension plans in which substantially all employees with over one year of service participate. The Company's funding policy is to make annual contributions to these plans in amounts equal to the minimum required by applicable regulations. The plans' assets are invested primarily in common stocks and corporate and government bonds.

The Company also provides certain health care and insurance benefits for retired employees. The cost of the benefits is accrued during the years the employees render service until they attain full eligibility for those benefits.

The components of the pension and postretirement benefit expense for the years ended March 31, 2001, 2000 and 1999 were:

                                                RETIREMENT PLANS          OTHER POSTRETIREMENT BENEFITS
                                         ------------------------------   ------------------------------
                                          2001       2000       1999       2001       2000       1999
                                         -------    -------    -------    -------    -------    -------
Service cost                             $ 8,833    $ 8,819    $ 8,332    $ 1,710    $ 1,946    $ 1,924
Interest cost                             17,691     15,455     14,846      4,082      3,734      3,775
Expected return on assets                (24,089)   (22,000)   (20,179)     --         --         --
Amortization of prior service cost         3,817      2,358      2,270       (472)    (1,037)    (3,415)
Amortization of transition cost               72     (2,074)    (2,065)      (156)     --         --
Amortization of actuarial (gain)          (2,218)       (23)      (153)      (788)      (465)      (328)
Settlement loss                            2,634      --         --         --         --         --
                                         -------    -------    -------    -------    -------    -------
     Total benefit expense               $ 6,740    $ 2,535    $ 3,051    $ 4,376    $ 4,178    $ 1,956
                                         =======    =======    =======    =======    =======    =======

The components of the changes in the benefit obligation were as follows:

                                                                                          OTHER POSTRETIREMENT
                                                        RETIREMENT PLANS                        BENEFITS
                                                    -------------------------           -------------------------
                                                      2001             2000               2001             2000
                                                    --------         --------           --------         --------
Benefit obligation at beginning of year             $230,740         $229,885           $ 50,632         $ 57,776
Service cost                                           8,833            8,819              1,710            1,946
Interest cost                                         17,691           15,455              4,082            3,734
Plan participants' contributions                         391              367              --               --
Amendments                                            (3,220)          20,196              --               --
Actuarial (gain)/loss                                 19,993          (29,207)             2,617           (9,649)
Effect of exchange rate changes                       (1,455)             737               (143)              54
Benefits paid                                        (32,057)         (15,512)            (3,203)          (3,229)
                                                    --------         --------           --------         --------
     Benefit obligation at end of year              $240,916         $230,740           $ 55,695         $ 50,632
                                                    ========         ========           ========         ========

The components of the changes in plan assets were as follows:

Fair value of plan assets at beginning of year      $287,191         $263,568              --               --
Actual return on plan assets                          (2,841)          36,754              --               --
Employer contributions                                18,666            1,212           $  3,203         $  3,229
Plan participants' contributions                         391              367              --               --
Effect of exchange rate changes                       (1,801)             802              --               --
Benefits paid                                        (32,057)         (15,512)            (3,203)          (3,229)
                                                    --------         --------           --------         --------
     Fair value of plan assets at end of year       $269,549         $287,191              --               --
                                                    ========         ========           ========         ========

The following is a reconciliation of the funded status of the plans to the Company's balance sheets at March 31:

Funded status                                       $ 28,633         $ 56,451           )(55,695         )(50,632
Unrecognized actuarial (gain)                        (40,512)         (87,187)           (15,257)         (18,905)
Unrecognized prior service cost                       21,153           28,202               (299)            (771)
Unrecognized transition amounts                          186              265              --               --
Minimum liability adjustment                          (6,146)          (3,206)             --               --
                                                    --------         --------           --------         --------
     Accrued benefit cost                           $  3,314         $ (5,475)          $(71,251)        $(70,308)
                                                    ========         ========           ========         ========

Amounts recognized in the Company's balance sheets at March 31 were as follows:

Other assets                                        $ 34,208         $ 29,533              --               --
Accrued expenses                                      (7,058)         (12,582)             --               --
Long-term liabilities                                (23,836)         (22,426)          $(71,251)        $(70,308)
Intangible assets                                      6,146            3,206              --               --
                                                    --------         --------           --------         --------
     Net amount recognized                          $  9,460         $ (2,269)          $(71,251)        $(70,308)
                                                    ========         ========           ========         ========

Plan amendments made in fiscal 2000 included a change related to credited service and a federally mandated actuarial change related to mortality tables.

At March 31, the only pension plans with accumulated benefit obligations in excess of plan assets were unfunded non-qualified plans which had no assets. Information on these plans is as follows:

                                                    2001             2000
                                                  -------          -------
  Projected Benefit Obligation                    $43,391          $45,782
                                                  =======          =======
  Accumulated Benefit Obligation                  $27,333          $31,568
                                                  =======          =======

The principal assumptions used in determining 2001, 2000 and 1999 actuarial values were:

      Discount rate                                    6.75 - 8%
      Rate of increase in compensation levels             4 - 6%
      Expected long-term rate of return on plan assets    7 -10%

Expense for the employee savings plan under which the Company matches the contributions of participating employees up to a designated level was $1,480,000, $1,514,000 and $1,478,000 in 2001, 2000 and 1999, respectively.

The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation for those over age 65 is 8 percent for 2001 trending to 5 percent over a three year period. For those under age 65, the trend rate is 6.3 percent for 2001 trending to 5 percent over a three year period. A one percent increase or decrease in the assumed respective annual medical cost trend rate would change the accumulated postretirement benefit obligation by approximately $2,600,000 and the service and interest components of net postretirement benefit expense by approximately $300,000.

9. LONG-TERM INCENTIVE PLANS

1977 Restricted Stock Award Plan

The plan as amended provides for awards of not more than 2,750,000 shares of common stock, subject to adjustments for stock splits, stock dividends and other changes in the Company's capitalization, to key employees, to be issued either immediately after the award or at a future date. As a result of the three-for-one stock split in April, 1992 and the issuance of the Class B common stock in 1987, the 2,750,000 shares of common stock provided for in the Plan have been adjusted to 5,593,154 shares. As provided in the Plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of five years from the date of the award. Cash dividends on shares awarded are held by the Company for the benefit of the recipients, subject to the same restrictions as the award. Such dividends (without interest) are paid to the recipients upon lapse of the restrictions. The cost of the awards, equal to the fair market value at the date of award, is charged to operations in equal annual amounts over a five year period commencing at the date of the award.

Cumulative awards as of March 31, 2001 amount to 3,466,250 shares. There were no new awards granted in any of the past three fiscal years.

The financial statements reflect the transfer of the awarded shares from treasury stock as of the date of their issuance. For shares that have been issued, the market value at the date of the awards was $540,000 and $708,000 in fiscal 2000 and 1999, respectively. The cost of treasury stock for these awards was $428,000 and $429,000 in fiscal 2000 and 1999, respectively.

1996 Long-Term Incentive Plan

The plan as amended provides for awards of not more than 9,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends and other changes in the Company's capitalization, to key employees, to be issued either immediately after the award or at a future date. The awards consist of restricted and/or deferred stock or options, or a combination thereof. At
March 31, 2001, 5,827,337 shares had been granted under the 1996 long-term incentive plan. Outstanding awards of deferred stock become fully vested and outstanding options become immediately exercisable upon the occurrence of a change in control of the Company.

Stock Options

Under the plan, both qualified and non-qualified options may be granted to key executive employees at fair market value at the date of grant. The right to exercise the options, in installments, commences one year from the date of grant and expires ten years after that date. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to continue to account for options granted under the plan using the intrinsic value method. Accordingly, no compensation expense has been recognized for these options. Had the fair value method of accounting, as defined in SFAS No. 123, been applied to the Company's stock options, the Company's net income would have been reduced by approximately $3,810,000 or $.08 per share in 2001, $4,510,000 or $.10 per share in 2000 and
$3,390,000 or $.08 per share in 1999. The weighted-average fair market value of options granted was $7.86 and $7.71 in 2000 and 1999, respectively. No options were granted in 2001. For purposes of fair market value disclosures, the fair market value of an option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           2001                          2000                          1999
                                         --------                      --------                      --------
Risk-Free Interest Rate                    --                             6.3%                          4.9%
Expected Life                              --                               8 yrs.                        8 yrs.
Volatility                                 --                            31.7%                         35.4%
Dividend Yield                             --                             1.2%                          1.1%

A summary of the status of stock options granted under the plan as of March 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

                                  2001                             2000                             1999
                       --------------------------       --------------------------       --------------------------
                                    WEIGHTED-AVG.                    WEIGHTED-AVG.                    WEIGHTED-AVG.
                        OPTION      EXERCISE             OPTION      EXERCISE             OPTION      EXERCISE
                        SHARES        PRICE              SHARES        PRICE              SHARES        PRICE
                       ---------       ------           ---------       ------           ---------       ------
Outstanding April 1    4,303,629       $16.09           3,672,143       $15.70           2,479,601       $14.70
Granted                   --           --                 683,926        18.06           1,192,542        17.77
Exercised                (57,240)       13.75              --           --                  --           --
Forfeited                (26,546)       15.39             (52,440)       14.38              --           --
                       ---------                        ---------                        ---------
Outstanding March 31   4,219,843        16.12           4,303,629       $16.09           3,672,143       $15.70
                       =========                        =========                        =========

The following table summarizes information about stock options outstanding at March 31, 2001:

                                              OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                            -------------------------------------------------------         ---------------------------------
      RANGE OF                NUMBER            WEIGHTED-AVG.         WEIGHTED-AVG.           NUMBER            WEIGHTED-AVG.
      EXERCISE              OUTSTANDING          REMAINING            EXERCISE              EXERCISABLE         EXERCISE
       PRICES               AT 3/31/01             LIFE                 PRICE               AT 3/31/01            PRICE
     ----------              ---------            ---------              ------              ---------             ------
  $12.13 to
  $19.69                     4,219,843            6.9 years              $16.12              3,183,010             $15.65

For shares issued upon exercise of options, the proceeds from the exercise of the options was $787,000 in 2001. The cost of treasury stock for the shares issued was $886,000. The difference between the exercise price and the cost of treasury stock was included in capital in excess of par value.

Stock Awards

Restricted and/or deferred stock awards which are awarded subject to restrictions, may not be disposed of by the recipient for a period of four years from the date of the award. Cash dividends on shares awarded are held by the Company for the benefit of the recipients, subject to the same restrictions as the award. Such dividends (without interest) are paid to the recipients upon lapse of the restrictions. The cost of the awards, equal to the fair market value at the date of award, is being charged to operations in equal annual amounts over the four-year vesting period commencing at the date of the award. Amortization related to stock awards made under the 1996 Long Term Incentive Plan amounted to $9,115,000, $5,729,000 and $2,860,000 in 2001, 2000 and 1999,
respectively. If a recipient's employment terminates by reason of retirement, death or permanent disability, the award would vest immediately with the unamortized value of the award charged to operations at that time.

Award transactions for the past three years were:

                                                                  SHARES
                                               --------------------------------------------
                                                 2001              2000             1999
                                               ---------         ---------         -------
Cumulative Awards--Beginning of Year           1,552,700           909,053         606,689
New Awards                                        --               648,834         302,364
Forfeited Awards                                  (2,446)           (5,187)          --
                                               ---------         ---------         -------
Cumulative Awards--End of Year                 1,550,254         1,552,700         909,053
                                               =========         =========         =======

The financial statements reflect the transfer of the awarded shares from treasury stock as of the date of their issuance. Outstanding awards of 832,319 shares at March 31, 2001 will be issued at a future date no later than four years from the date of the award. For shares that have been issued, the market value at the date of the awards was $8,908,000 in 2001 and $2,911,000 in 2000. The cost of treasury stock for these awards was $8,603,000 in 2001 and $3,275,000 in 2000. The differences between the market value at the date of the awards and the cost of the treasury stock were included in capital in excess of par value.

10. ACQUISITIONS

At the beginning of fiscal 1999, the Company acquired the Femfresh line of feminine hygiene products in England for approximately $3,600,000.

In February, 1999, the Company acquired the Barbara Gould line of skin care products in France for approximately $15,100,000. Sales of this product line commenced in the fiscal year beginning April 1, 1999.

These acquisitions are being accounted for by the purchase method and, accordingly, their results of operations are included in the Company's results of operations from the acquisition date. Pro forma results of operations are not presented since the effect would not be material.

11. SHORT-TERM INVESTMENTS

At March 31, 2001 and 2000, short-term investments were intended to be held to maturity and have remaining maturities of less than one year. The amortized cost approximated fair value. The amortized cost of certificates of deposit were $3,417,000 and $19,649,000 respectively, in 2001 and 2000. The amortized cost of commercial paper was $24,321,000 and $21,501,000 in 2001 and 2000. In addition, included in 2001 are bankers' acceptances in the amount of $20,153,000.

12. BUSINESS SEGMENTS (DOLLARS IN THOUSANDS)

The Company's reportable business segments are Domestic Consumer Products, Domestic Health Care and International. The Accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Information on the Company's Business Segments is presented below.

Domestic Consumer Products primarily include anti-perspirants and deodorants, condoms, at-home pregnancy and ovulation test kits, hair removal products, tooth whitening products and various pet products. These products are promoted directly to the consumer by television and other advertising media and are sold to wholesalers and various retailers. They are manufactured and sold by the Company's consumer products divisions.

Domestic Health Care products primarily include prescription pharmaceuticals as well as professional diagnostic products. These products are promoted to physicians, pharmacists, hospitals, laboratories and clinics by a staff of specially trained professional sales representatives and by advertising in professional journals. These products are manufactured and sold by the Company's health care products divisions.

International products primarily include consumer products such as anti-perspirants and deodorants, condoms, at-home pregnancy and ovulation test kits, skin care and oral hygiene products, as well as health care products such as over the counter pharmaceuticals and diagnostic products. These products are sold throughout the world by various subsidiaries and distributors. International products include many of the same consumer and health care products which are sold domestically, as well as certain consumer and health care products which are sold exclusively in international markets.

The Company's worldwide anti-perspirant and deodorant sales were approximately $100,400,000, $105,900,000 and $101,600,000 in the fiscal years ended March 31,
2001, 2000 and 1999, respectively. The Company's worldwide condom sales were approximately $135,900,000, $123,600,000 and $114,100,000 in the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

Some of the Company's domestic divisions sell to a small number of high volume customers, the largest of which accounted for approximately 10.6%, 9.6% and 9.6% of consolidated net sales in 2001, 2000 and 1999, respectively.

                                                                              MARCH 31
                                                   ---------------------------------------------------------------
                                                     2001                        2000                       1999
                                                   ---------                   --------                   --------
Sales
     Domestic Consumer Products                    $ 326,587                   $304,253                   $283,228
     Domestic Health Care                            221,022                    206,158                    181,157
     International                                   233,783                    237,257                    204,487
                                                   ---------                   --------                   --------
     Consolidated                                  $ 781,392                   $747,668                   $668,872
                                                   =========                   ========                   ========

Operating Profit
     Domestic Consumer Products                    $  75,149                   $ 58,585                   $ 44,807
     Domestic Health Care                             52,552                     48,729                     40,282
     International                                    19,294                     17,765                     14,969
     Domestic net interest income (expense)            1,569                     (1,481)                    (2,037)
     Other (expense) net of other income             (27,171)                   (15,037)                   (12,091)
     General Corporate expenses                      (40,702)                   (37,525)                   (39,686)
                                                   ---------                   --------                   --------
     Earnings before taxes on income               $  80,691                   $ 71,036                   $ 46,244
                                                   =========                   ========                   ========

Identifiable Assets
     Domestic Consumer Products                    $ 269,126                   $219,359                   $211,776
     Domestic Health Care                            103,030                    105,885                    119,783
     International                                   129,603                    187,230                    177,759
     Corporate Assets                                283,449                    249,762                    212,634
                                                   ---------                   --------                   --------
     Total Assets                                  $ 785,208                   $762,236                   $721,952
                                                   =========                   ========                   ========

Depreciation and Amortization
     Domestic Consumer Products                    $  11,855                   $ 11,778                   $ 10,805
     Domestic Health Care                              6,072                      6,161                      6,187
     International                                     5,301                      5,535                      5,339
                                                   ---------                   --------                   --------
     Total Operating Segments                      $  23,228                   $ 23,474                   $ 22,331
                                                   =========                   ========                   ========

Capital Expenditures
     Domestic Consumer Products                    $   7,693                   $  7,984                   $ 12,553
     Domestic Health Care                              1,823                      1,246                      1,678
     International                                     4,387                      8,331                      2,838
                                                   ---------                   --------                   --------
     Total Operating Segments                      $  13,903                   $ 17,561                   $ 17,069
                                                   =========                   ========                   ========

Corporate assets include principally cash and cash equivalents, short-term investments, miscellaneous receivables, deferred taxes and other miscellaneous assets.

Segment operating income is total segment revenue reduced by direct segment operating expenses and allocations of indirect corporate charges to that segment. Other expense net of other income and general corporate expenses consists primarily of general corporate administrative expenses pertaining to the headquarters function.

13. RENTAL EXPENSE AND LEASE COMMITMENTS (DOLLARS IN THOUSANDS)

Rental expense for operating leases with a term greater than one year for 2001, 2000 and 1999 was as follows:

                           REAL PROPERTY
    RENTAL        REAL      SUB-RENTAL       NET REAL        EQUIPMENT
   EXPENSE      PROPERTY      INCOME         PROPERTY        AND OTHER
   -------      --------   -------------     --------        ---------
     2001       $ 8,880      $ (3,047)        $ 5,833         $ 7,320
     2000         8,285        (2,929)          5,356           6,990
     1999         8,021        (2,702)          5,319           6,837

The real property rental expense for 2001, 2000 and 1999 excludes approximately $1,000 annually, of rental costs which have been charged to the one-time charges for restructuring of operations and facilities.

Minimum rental commitments, under non-cancellable leases in effect at March 31, 2001 were as follows:

                           REAL PROPERTY
MINIMUM RENTAL    REAL      SUB-RENTAL       NET REAL        EQUIPMENT      CAPITAL LEASE
 COMMITMENTS    PROPERTY      INCOME         PROPERTY        AND OTHER       OBLIGATIONS
--------------  --------   -------------     --------        ---------      -------------
     2002         9,433        (3,515)          5,918            896              275
     2003         8,623        (3,515)          5,108            564              216
     2004         7,742        (3,515)          4,227            249              203
     2005         7,420        (3,515)          3,905             69              190
     2006         8,131        (3,597)          4,534             15              127
2007 and
thereafter       41,049       (19,443)         21,606             --               --
                                                                               ------
                                                                                1,011
   Less interest and
     executory cost                                                              (163)
                                                                               ------
  Present value of minimum lease payments (of which $213 is included in
                          current liabilities)                                 $  848
                                                                               ======

Included in the real property rental commitments indicated above is approximately $13,400 of future rental costs which were included in the one-time charges for restructuring of operations and facilities. These costs are associated with the subleasing of office space on which the Company holds a long-term lease.

14. SUPPLEMENTAL FINANCIAL INFORMATION

The following is presented in support of balance sheet captions:

                                                                           MARCH 31
                                                              -----------------------------------
                                                                2001                       2000
                                                              --------                   --------
                                                                    (dollars in thousands)
Intangible Assets:
  Excess of purchase price of businesses acquired over the
     net assets at date of acquisition                        $113,236                   $114,738
  Trademarks                                                    46,715                     47,889
  Other                                                         31,234                     28,995
                                                              --------                   --------
                                                               191,185                    191,622
  Accumulated amortization                                      72,925                     66,938
                                                              --------                   --------
                                                              $118,260                   $124,684
                                                              ========                   ========
Accounts Payable:
  Trade                                                       $ 46,076                   $ 45,913
  Other                                                          3,027                      1,022
                                                              --------                   --------
                                                              $ 49,103                   $ 46,935
                                                              ========                   ========
Accrued Expenses:
  Salaries and wages                                          $ 28,400                   $ 31,376
  Advertising and promotion                                     17,858                     19,233
  One-time charges                                               1,174                      1,373
  Retirement and related plans                                   8,234                     13,383
  Other                                                         50,733                     39,120
                                                              --------                   --------
                                                              $106,399                   $104,485
                                                              ========                   ========
Other Long-Term Liabilities:
  Retirement plans                                            $ 23,836                   $ 22,426
  One-time charges                                              12,104                      8,700
  Other                                                         15,768                     15,005
                                                              --------                   --------
                                                              $ 51,708                   $ 46,131
                                                              ========                   ========

Income taxes paid were $26,939,000, $29,264,000 and $21,959,000 in 2001, 2000 and 1999, respectively. Interest paid was $4,173,000, $4,422,000 and $4,527,000 in 2001, 2000 and 1999, respectively.

Included in other income is $140,000 in 2001, $3,981,000 in 2000 and $6,782,000
in 1999 related to ASTA Medica's share of joint venture operations. Included in other expense is stock award amortization of $9,115,000 in 2001, $5,729,000 in 2000 and $2,860,000 in 1999, and costs associated with the sharing of profits on a reformulated product of $4,517,000 in 2001 and $550,000 in 2000.

15. LITIGATION INCLUDING ENVIRONMENTAL MATTERS

Environmental Matters

In 1982, the United States Environmental Protection Agency ("EPA") advised Carter-Wallace, Inc. and over 200 other companies that they may be potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to waste deposited at the former Lone Pine Landfill ("Lone Pine") in Freehold, New Jersey. In 1989 and 1991, respectively, the Company and approximately 122 other PRPs, without admitting liability, entered into two consent decrees with EPA, agreeing to conduct a cleanup of the Lone Pine, and that cleanup is in progress. The total estimated cost of the cleanup, which will continue many years into the future, is $104 million to $120 million in current dollars. In addition, on October 23, 1997 the Company and eight other PRPs entered into a third consent decree with EPA, the Department of Interior, and New Jersey to resolve the government's natural resource damage claims, which obligation could cost as much as $2 million. After factoring in past and expected recoveries from nonsettlors, the net share of cleanup costs and natural resource damage claims (exclusive of defense costs) to the Company is expected to be from $8 million to $10 million, of which it has paid about $7 million through March 31, 2001.

In August 1989, the Company instituted suit in New Jersey state court against 22 of its liability insurers to recover, inter alia, the share of costs of the Company at Lone Pine, including related legal defense costs. The Company reached settlements in this case with 19 of the insurers. There is no remaining solvent insurer in the case. The Company has received approximately $12.5 million in settlement payments from its insurers. Except for a portion of its legal fees incurred in pursuing its insurers for coverage, the Company expects to be fully reimbursed for its share of past and currently estimated future cleanup and natural resource damage costs at Lone Pine.

The Company and nine other settling PRPs are party to two actions in NJ state court against a former cleanup contractor at Lone Pine concerning amounts allegedly owed to that contractor. The first action was filed by the contractor on July 7, 1995 against the settling PRPs (including the Company), who subsequently filed counterclaims against the contractor. The Company and the nine other settling PRPs brought a separate action against the contractor on July 10, 1995. Both lawsuits were subsequently consolidated. A settlement was reached in these cases wherein the settling PRPs paid $1,287,500 to the contractor. The Company's share of that $1,287,500 was approximately $115,000. These amounts are included in the cleanup cost estimate and the Company's estimated share thereof set forth above.

The Company faces potential liability involving waste material generated by the Lambert Kay division at its former manufacturing facility in Winsted, Connecticut. In May 1991, the United States Environmental Protection Agency ("EPA") issued special notice letters under the Comprehensive Environmental Response, Compensation and Liability Act to Lambert Kay and about 50 other potentially responsible parties ("PRPs") notifying them of potential liability with respect to waste deposited at the Barkhamsted-New Hartford landfill in Barkhamsted, Connecticut. In September 1991 and in February 1994, the Company and 21 other PRPs, without admitting liability, entered into consent agreements under which the PRPs agreed to perform certain investigation and engineering evaluation work at the site, including the remedial investigation and feasibility study, and to reimburse EPA for certain costs. The estimated cost of this work is about $5.4 million. The Company's share of this cost is estimated to be $190,000, which includes an allowance for insolvency or nonpayment of other PRPs' shares. To date the Company has paid or received credit for about $175,000. In addition, the Company and other settling PRPs have sued certain nonsettlors for their share of these costs and have obtained some settlement recoveries. Based on preliminary information from the site investigation work (which is not completed), the total cost for performing the current and future work at Barkhamsted, including the site investigation work, is estimated to be from $6 to $32 million. In June 1995, the Connecticut legislature authorized the issuance of bonds to pay for approximately $8 million of the future cleanup costs at the site. The issuance of these bonds is expected to reduce by that amount those cleanup costs subject to PRP funding. Based on expected PRP participation in future cleanup work and other factors, the Company anticipates that its share of projected cleanup costs subject to PRP funding (including costs incurred to date) will be not more than 4 to 5% of total cleanup costs, and that the Company's total expenditure will therefore range from about $250,000 to $1,500,000. Thus, although applicable environmental law provides for joint and several liability for the cost of cleanup work, based on present estimates, the Company believes that the other PRPs will pay substantially all of their allocated percentage shares of cleanup costs.

The Company believes, based upon the information available at this time, that the environmental matters discussed above will not have a material effect on its financial statements.

Litigation

The Company, along with numerous other drug manufacturers, wholesalers and suppliers, was named in a series of class action suits, the first of which was filed in August, 1994 in the California Superior Court, San Francisco County. These suits were brought on behalf of all California independent retail pharmacists who had purchased any brand name prescription drugs since August, 1989. The complaint alleged that the defendants, including the Company, entered into a conspiracy to fix prices for brand-name prescription drugs and gave lower prices to certain favored purchasers, while the alleged favored prices were denied to the plaintiffs. Plaintiffs are seeking injunctive relief and unspecified trebled compensatory damages, restitution of unspecified amounts by which defendants are alleged to be unjustly enriched and litigation costs, interest and attorney's fees. Class certification of the price-fixing conspiracy claims was granted by order dated June 23, 1995, establishing a class of independent retail pharmacists and small chains with ten or fewer California locations. An individual action brought by two mid-size chain pharmacies was subsequently coordinated with the consolidated class action as an "add-on" case asserting virtually identical claims and demands for relief. Plaintiffs in that action have amended their complaint to seek class certification, which has not been granted. There has been no activity in these cases since 1996 because of the pendency of related actions brought under the federal antitrust laws. These cases have been settled or otherwise resolved by the Company with the exception of one case to which a settlement in principle has been reached and should be finally resolved shortly.

The Company is engaged in litigation with Tambrands Inc. in Supreme Court of the State and County of New York arising out of a patent infringement and misappropriation suit previously filed against both companies in the United States District Court, Southern District of New York, by New Horizons Diagnostics Corporation ("NHDC"), et al. The NHDC suit, which was settled and discontinued in July 1996, asserted claims with respect to certain "gold sol" technology (used in the Company's First Response and Answer home pregnancy and ovulation predictor test kits) that the Company had acquired from Tambrands pursuant to a written purchase agreement in March 1990. The Company paid an immaterial amount toward that settlement. In the pending Supreme Court action, Tambrands seeks reimbursement from the Company of an unspecified portion of the amount paid by Tambrands in settlement of the NHDC suit, and for defense costs. Cross-motions for summary judgement have been filed. The Company believes it has good defenses, under the terms of the purchase agreement, to Tambrands' claim.

The Company is subject to other legal actions arising out of its operations. The Company believes, based on the opinion of counsel, that it has good defenses to such actions and should prevail.

16. EMPLOYMENT AGREEMENTS AND TERMINATION AND CHANGE IN CONTROL ARRANGEMENTS

Carter-Wallace, Inc. has entered into employment agreements with its present Chairman of the Board and Chief Executive Officer and its President that provide for payments equal to salary and bonus multiples, certain pension enhancements and a gross-up of applicable excise taxes if the executives' employment is terminated as specified in the agreements. Carter-Wallace, Inc. has also entered into an employment agreement with its Vice President, Consumer Products U.S. that provides for her employment through December 2003. The obligation with regard to its Vice President, Consumer Products U.S. is expected to be assumed as part of the acquisition of the consumer business. The Company has also entered into a consulting agreement with its former Chairman of the Board and Chief Executive Officer that provides for a specified payment if that agreement is terminated.

Carter-Wallace, Inc. has also entered into agreements with certain executive officers. These agreements also provide for payments equal to salary and bonus multiples, certain pension enhancements and a gross-up of applicable excise taxes if the executives' employment is terminated as specified in the agreements after a change in control of the Company.

The payments required by these agreements, based on a termination under the agreements of all of the executives, is approximately $115,000,000.

Pursuant to the long-term incentive plan, outstanding awards of restricted and deferred stock become fully vested and outstanding options become immediately exercisable upon the occurrence of a change in control as defined in the agreements.

A change in control also results in the immediate vesting and payment of benefits under the Executive Pension Benefits Plans and, in the case of certain officers, the elimination of early retirement reductions.

The transactions disclosed in note 1 relating to the contemplated sale of the consumer business and the Company meet the definition of a change in control as defined in the various agreements.

17. ACCELERATION OF CERTAIN PENSION AND OTHER COSTS

Included in general and administrative expenses for the fiscal year ended March 31, 2001 is a pretax charge amounting to $6,110,000 related to the acceleration of certain pension and other costs as a result of the retirement of Henry H. Hoyt, Jr., the former Chairman of the Board and Chief Executive Officer of Carter-Wallace, Inc., in December 2000.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly net sales, gross margin, net earnings and earnings per share are set forth in the following table (dollars in thousands, except per share amounts).

                                                               QUARTER ENDED
                                           -----------------------------------------------------
2001                                       JUNE 30        SEPT. 30       DEC. 31        MARCH 31         TOTAL YEAR
----                                       -------        --------       -------        --------         ----------
  Net sales                                $224,508       $182,434       $196,250      $178,200           $781,392
  Gross margin                              147,024        115,592        129,849       114,578            507,043
  Net earnings                               22,367          8,105         12,534         6,216             49,222
  Earnings per share--basic                     .49            .18            .28           .14               1.09
  Earnings per share--diluted                   .48            .17            .26           .13               1.04

2000
----
  Net sales                                $199,954       $185,147       $192,066      $170,501         $  747,668
  Gross margin                              124,878        116,215        126,313       107,421            474,827
  Net earnings                               13,161          9,400         13,956         6,815             43,332
  Earnings per share--basic                     .29            .21            .31           .15                .96
  Earnings per share--diluted                   .29            .20            .30           .15                .94

19. FELBATOL (FELBAMATE)

As previously reported, in the years ended March 31, 1995 and 1996 the Company incurred one-time charges to pre-tax earnings totaling $45,980,000 related to use restrictions for Felbatol. Depending on future sales levels, additional inventory write-offs may be required. If for any reason the product at some future date should no longer be available in the market, the Company will incur an additional one-time charge, consisting primarily of inventory write-offs and anticipated returns of product currently in the market, in the range of $15,000,000 on a pre-tax basis.

20. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company's consolidated financial statements included in its originally filed Annual Report on Form 10-K for the year ended March 31, 2001 presented the consumer business as a discontinued operation. Subsequently, it was determined that the pending sale of the consumer business in connection with the pending sale of the entire Company did not meet the criteria for presentation as a discontinued operation. As a result, the consolidated financial statements have been restated for all periods presented to reflect the consumer business as a component of continuing operations as follows:

Carter-Wallace, Inc. and Subsidiaries

                               BALANCE SHEET DATA
                           AT MARCH 31, 2001 AND 2000

                                                                        2001                      2000
                                                               ----------------------    ----------------------
                                                               ORIGINALLY                ORIGINALLY
ASSETS                                                         PRESENTED     RESTATED    PRESENTED     RESTATED
-----------------------------------------------------------    ----------    --------    ----------    --------
Current Assets                                                  $314,129     $412,500     $285,032     $374,018
Property, Plant and Equipment, net                                23,370      147,164       19,395      149,410
Intangible Assets, net                                            31,864      118,260       32,180      124,684
Deferred Taxes                                                    35,999       31,837       36,473       32,652
Net Noncurrent Assets of Discontinued Consumer Operations
  held for Sale                                                  182,478           --      190,987           --
Other Assets                                                      71,823       75,447       78,036       81,472
                                                                --------     --------     --------     --------
TOTAL ASSETS                                                    $659,663     $785,208     $642,103     $762,236
                                                                ========     ========     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------
Current Liabilities                                             $ 74,006     $172,377     $ 79,585     $168,571
Long-Term Liabilities                                            165,120      192,294      171,480      202,627
                                                                --------     --------     --------     --------
TOTAL LIABILITIES                                                239,126      364,671      251,065      371,198
STOCKHOLDERS' EQUITY                                             420,537      420,537      391,038      391,038
                                                                --------     --------     --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $659,663     $785,208     $642,103     $762,236
                                                                ========     ========     ========     ========

Carter-Wallace, Inc. and Subsidiaries

                          STATEMENTS OF EARNINGS DATA
                        THREE YEARS ENDED MARCH 31, 2001

                                                 2001                    2000                    1999
                                         ---------------------   ---------------------   ---------------------
                                         ORIGINALLY              ORIGINALLY              ORIGINALLY
                                         PRESENTED    RESTATED   PRESENTED    RESTATED   PRESENTED    RESTATED
                                         ----------   --------   ----------   --------   ----------   --------
Net sales                                 $222,727    $781,392    $207,866    $747,668    $182,845    $668,872
Cost of goods sold                          50,772     274,349      48,306     272,841      46,247     253,447
                                          --------    --------    --------    --------    --------    --------
     Gross Profit                          171,955     507,043     159,560     474,827     136,598     415,425
Operating Expenses                         177,046     426,352     157,247     403,791     143,621     369,181
                                          --------    --------    --------    --------    --------    --------
Earnings (loss) from continuing
  operations before provision (benefit)
  for taxes on income                       (5,091)     80,691       2,313      71,036      (7,023)     46,244
  Provision (benefit for taxes on
     income)                                (4,757)     31,469         954      27,704      (3,890)     18,035
                                          --------    --------    --------    --------    --------    --------
Earnings (loss) from continuing
  operations                                  (334)     49,222       1,359      43,332      (3,133)     28,209
Earnings from discontinued operations,
  net of tax                                49,556          --      41,973          --      31,342          --
                                          --------    --------    --------    --------    --------    --------
Net Earnings                              $ 49,222    $ 49,222    $ 43,332    $ 43,332    $ 28,209    $ 28,209
                                          ========    ========    ========    ========    ========    ========
Earnings (loss) per share--basic:
  Continuing operations                   $  (0.01)   $   1.09    $   0.03    $   0.96    $  (0.07)   $   0.62
  Discontinued consumer operations            1.10          --        0.93          --        0.69          --
                                          --------    --------    --------    --------    --------    --------
Earnings per share--basic                 $   1.09    $   1.09    $   0.96    $   0.96    $   0.62    $   0.62
                                          ========    ========    ========    ========    ========    ========
Earnings (loss) per share--diluted:
  Continuing operations                   $  (0.01)   $   1.04    $   0.03    $   0.94    $  (0.07)   $   0.62
  Discontinued consumer operations            1.05          --        0.91          --        0.69          --
                                          --------    --------    --------    --------    --------    --------
Earnings per share--diluted               $   1.04    $   1.04    $   0.94    $   0.94    $   0.62    $   0.62
                                          ========    ========    ========    ========    ========    ========

Carter-Wallace, Inc. and Subsidiaries

                         STATEMENTS OF CASH FLOWS DATA
                        THREE YEARS ENDED MARCH 31, 2001

                                                 2001                    2000                    1999
                                         ---------------------   ---------------------   ---------------------
                                         ORIGINALLY              ORIGINALLY              ORIGINALLY
                                         PRESENTED    RESTATED   PRESENTED    RESTATED   PRESENTED    RESTATED
                                         ----------   --------   ----------   --------   ----------   --------
Net earnings                              $ 49,222    $ 49,222    $ 43,332    $ 43,332    $ 28,209    $ 28,209

Adjustments to reconcile net earnings
  to
  cash flow                                (33,978)     30,200     (20,387)     10,172     (33,376)     20,175
                                          --------    --------    --------    --------    --------    --------

Cash flows provided by operating
  activities                                15,244      79,422      22,945      53,504      (5,167)     48,384

Cash flows used in investing activities     (9,068)    (19,400)    (11,557)    (26,203)     (7,468)    (41,935)

Cash flows used in financing activities    (22,781)    (24,204)    (11,508)    (13,735)    (18,792)     (8,496)

Effect of foreign exchange rate changes
  on cash and cash equivalents                (751)     (1,304)        212        (310)        371        (232)

Net cash provided by discontinued
  consumer operations                       47,060          --      17,436          --      26,724          --
                                          --------    --------    --------    --------    --------    --------

Increase (decrease) in cash and cash
  equivalents                             $ 29,704    $ 34,514    $ 17,528    $ 13,256    $ (4,332)   $ (2,279)
                                          ========    ========    ========    ========    ========    ========

Carter-Wallace, Inc. and Subsidiaries

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

                                                             QUARTER ENDED
                         -------------------------------------------------------------------------------------
                               JUNE 30              SEPT. 30               DEC. 31              MARCH 31             TOTAL YEAR
                         -------------------   -------------------   -------------------   -------------------   -------------------
                         ORIGINALLY            ORIGINALLY            ORIGINALLY            ORIGINALLY            ORIGINALLY
                         PRESENTED  RESTATED   PRESENTED  RESTATED   PRESENTED  RESTATED   PRESENTED  RESTATED   PRESENTED  RESTATED
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
2001
Net sales                $66,822    $224,508   $41,270    $182,434   $70,453    $196,250   $44,182    $178,200   $222,727   $781,392
Gross Margin              53,490     147,024    30,921     115,592    54,995     129,849    32,549     114,578   171,955     507,043
Earnings (loss) from
  continuing operations  $ 4,040    $ 22,367   $(4,939)   $  8,105   $ 2,928    $ 12,534   $(2,363)   $  6,216   $  (334)   $ 49,222
Earnings from
  discontinued
  operations              18,327          --    13,044          --     9,606          --     8,579          --    49,556          --
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Net Earnings             $22,367    $ 22,367   $ 8,105    $  8,105   $12,534    $ 12,534   $ 6,216    $  6,216   $49,222    $ 49,222
                         ========   ========   ========   ========   ========   ========   ========   ========   ========   ========
Earnings (loss) per
  share from continuing
  operations--basic      $  0.09    $   0.49   $ (0.11)   $   0.18   $  0.06    $   0.28   $ (0.05)   $   0.14   $ (0.01)   $   1.09
Earnings per share from
  discontinued
  operations--basic         0.40          --      0.29          --      0.22          --      0.19          --      1.10          --
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Earnings per
  share--basic           $  0.49    $   0.49   $  0.18    $   0.18   $  0.28    $   0.28   $  0.14    $   0.14   $  1.09    $   1.09
                         ========   ========   ========   ========   ========   ========   ========   ========   ========   ========
Earnings (loss) per
  share from continuing
  operations--diluted    $  0.09    $   0.48   $ (0.11)   $   0.17   $  0.06    $   0.26   $ (0.05)   $   0.13   $ (0.01)   $   1.04
Earnings per share from
  discontinued
  operations--diluted       0.39          --      0.28          --      0.20          --      0.18          --      1.05          --
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Earnings per share--
  diluted                $  0.48    $   0.48   $  0.17    $   0.17   $  0.26    $   0.26   $  0.13    $   0.13   $  1.04    $   1.04
                         ========   ========   ========   ========   ========   ========   ========   ========   ========   ========

2000
Net sales                $49,298    $199,954   $44,765    $185,147   $67,290    $192,066   $46,513    $170,501   $207,866   $747,668
Gross Margin              36,613     124,878    34,869     116,215    54,476     126,313    33,602     107,421   159,560     474,827
Earnings (loss) from
  continuing operations  $(2,198)   $ 13,161   $(2,435)   $  9,400   $ 6,625    $ 13,956   $  (633)   $  6,815   $ 1,359    $ 43,332
Earnings from
  discontinued
  operations              15,359          --    11,835          --     7,331          --     7,448          --    41,973          --
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Net Earnings             $13,161    $ 13,161   $ 9,400    $  9,400   $13,956    $ 13,956   $ 6,815    $  6,815   $43,332    $ 43,332
                         ========   ========   ========   ========   ========   ========   ========   ========   ========   ========
Earnings (loss) per
  share from continuing
  operations--basic      $ (0.05)   $   0.29   $ (0.06)   $   0.21   $  0.15    $   0.31   $ (0.01)   $   0.15   $  0.03    $   0.96
Earnings per share from
  discontinued
  operations--basic         0.34          --      0.27          --      0.16          --      0.16          --      0.93          --
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Earnings per
  share--basic           $  0.29    $   0.29   $  0.21    $   0.21   $  0.31    $   0.31   $  0.15    $   0.15   $  0.96    $   0.96
                         ========   ========   ========   ========   ========   ========   ========   ========   ========   ========
Earnings (loss) per
  share from continuing
  operations--diluted    $ (0.05)   $   0.29   $ (0.06)   $   0.20   $  0.15    $   0.30   $ (0.01)   $   0.15   $  0.03    $   0.94
Earnings per share from
  discontinued
  operations--diluted       0.34          --      0.26          --      0.15          --      0.16          --      0.91          --
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Earnings per share--
  diluted                $  0.29    $   0.29   $  0.20    $   0.20   $  0.30    $   0.30   $  0.15    $   0.15   $  0.94    $   0.94
                         ========   ========   ========   ========   ========   ========   ========   ========   ========   ========

K P M G
               345 Park Avenue
               New York, NY 10154

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Carter-Wallace, Inc.:

We have audited the accompanying consolidated balance sheets of Carter-Wallace, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of earnings, retained earnings and comprehensive earnings, and cash flows, for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carter-Wallace, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to present the Company's consumer business as a component of continuing operations.

                                                                  /s/ KPMG LLP

May 18, 2001, except for note 20, which is as of August 9, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Carter-Wallace, Inc.:

Under date of May 18, 2001, except as to Note 20, which is as of August 9, 2001, we reported on the consolidated balance sheets of Carter-Wallace, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of earnings, retained earnings and comprehensive earnings, and cash flows, for each of the years in the three-year period ended March 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index on page 18 of this Annual Report on Form 10-K/A-1. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 20 to the aforementioned consolidated financial statements, the Company's consolidated financial statements have been restated to present the Company's consumer business as a component of continuing operations.

                                                    KPMG LLP

New York, New York

May 18, 2001, except as to Note 20 to the consolidated financial statements, which is as of August 9, 2001.

                                   SCHEDULE II
                      CARTER-WALLACE, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                        Three Years Ended March 31, 2001
                            (in thousands of dollars)

                                      Charged to
                         Balance at   costs and   Charged               Balance
                         beginning   expenses or  to other              at end
Description              of period    revenues    accounts  Deductions of period

YEAR ENDED MARCH 31, 2001

   Deducted from assets
   to which they apply:
    Allowance for
     doubtful accounts      $6,672    $ 1,315     $   -     $   820(a)   $ 7,167
    Allowance for
     cash discounts          1,358     10,818         -      10,951(b)     1,225
                            ------    -------     -------   -------      -------
                            $8,030    $12,133         -     $11,771       $8,392
                            ------    -------     -------   -------      -------
YEAR ENDED MARCH 31, 2000

  Deducted from assets
  to which they apply:
    Allowance for
     doubtful accounts      $5,963    $ 1,063     $   -     $   354(a)   $ 6,672
    Allowance for
     cash discounts          1,452      9,983         -      10,077(b)     1,358
                            ------    -------     -------   -------      -------
                             7,415    $11,046     $   -     $10,431      $ 8,030
                            ------    -------     -------   -------      -------
YEAR ENDED MARCH 31, 1999

  Deducted from assets
  to which they apply:
    Allowance for
     doubtful accounts      $5,716    $   752     $   -     $   505(a)   $ 5,963
    Allowance for
     cash discounts          1,590      8,737         -       8,875(b)     1,452
                            ------    -------     -------   -------      -------
                            $7,306    $ 9,489     $   -     $ 9,380      $ 7,415
                            ------    -------     -------   -------      -------
NOTES:

(A)  Accounts written off net of recoveries.
(B)  Net discounts allowed to customers.

Carter-Wallace, Inc. and Subsidiaries

                       SUMMARY OF SELECTED FINANCIAL DATA
              (IN THOUSANDS, EXCEPT PER SHARE DATA, EMPLOYEE DATA
                   AND THE NUMBER OF STOCKHOLDERS OF RECORD)

--------------------------------------------------------------------------------

                                                                 YEARS ENDED MARCH 31
                                           ----------------------------------------------------------------
                                             2001          2000          1999          1998          1997
                                           ----------------------------------------------------------------
                                                               (RESTATED, SEE NOTE 20)
OPERATIONS
  Net sales                                $781,392      $747,668      $668,872      $662,229      $648,755
  Earnings before taxes                      80,691        71,036        46,244        44,755        45,349
  Net earnings                               49,222        43,332        28,209        27,301        26,756
  Earnings per share--basic                    1.09           .96           .62           .59           .58
  Earnings per share--diluted                  1.04           .94           .62           .59           .58
  Dividends                                  14,497        10,809         9,931         7,392         7,423
  Dividends per share                           .32           .24           .22           .16           .16
  Average common shares outstanding          45,311        45,019        45,180        46,093        46,389

FINANCIAL POSITION
  Working capital                          $240,123      $205,447      $159,549      $145,715      $142,972
  Net property, plant and equipment         147,164       149,410       150,596       150,223       154,844
  Total assets                              785,208       762,236       721,952       693,613       685,922
  Long-term debt                             53,835        59,541        64,861        48,887        51,025
  Stockholders' equity                      420,537       391,038       359,156       349,650       349,154

OTHER DATA
  Capital expenditures                     $ 14,062      $ 18,056      $ 17,271      $ 15,676      $ 31,066
  Book value per share                         9.23          8.65          7.98          7.70          7.53
  Number of employees                         3,340         3,320         3,310         3,360         3,460
  Number of stockholders of record
     Common                                   1,741         1,913         2,108         2,340         2,656
     Class B Common                           1,065         1,142         1,241         1,343         1,471

             ------------------------------------------------------

                         QUARTERLY DATA ON COMMON STOCK

             The high and low selling prices of the Company's common stock, principally traded on the New York Stock Exchange (symbol CAR), for the two most recent fiscal years were as follows:

                                 FISCAL YEARS ENDED MARCH 31
                         ------------------------------------------
                                  2001                  2000
                         --------------------  --------------------
                            HIGH        LOW       HIGH        LOW
         QUARTER ENDED   ---------  ---------  ---------  ---------
         June 30           $23.69     $17.38     $18.25     $17.19

         September 30       28.00      19.00      18.56      17.56

         December 31        34.50      23.44      18.88      17.44

         March 31           33.38      22.95      19.56      17.44

             A dividend of $.08 per share was declared in all four quarters of 2001. A dividend of $.06 per share was declared in all four quarters of 2000.

                        DESCRIPTION OF BUSINESS SEGMENTS
--------------------------------------------------------------------------------
The Company is engaged in the manufacture and sale of a diversified line of products in the Domestic Consumer Products, Domestic Health Care and International business segments described below:

DOMESTIC CONSUMER PRODUCTS

These products are promoted directly to the consumer by television and other advertising media and are sold to wholesalers and various retailers. They are manufactured and sold by our consumer products divisions and some are sold throughout the rest of the world by various subsidiaries and distributors. Principal products include:

* Arrid Extra Dry and Arrid XX anti-perspirants and deodorants
* Lady's Choice anti-perspirants and deodorants
* Answer and First Response at-home pregnancy and ovulation test kits; First Response pregnancy planning kit and urinary tract infection kit
* Carter's laxative
* H-R lubricating jelly
* Nair depilatories, waxes and bleach
* Pearl Drops whitening toothpolish and whitening toothpaste
* Rigident denture adhesive
* Trojan, Class Act, Naturalamb and Supra condoms
* Boundary dog and cat repellants
* Fresh 'n Clean grooming products,
     stain and odor remover and puppy housebreaking pads
* Lassie and Tiny Tiger pet product lines
* Linatone food supplement
* Twinco chain collars and leads, nail trimmers, slicker brushes and combs
* Mr. Spats' cat toys

DOMESTIC HEALTH CARE
Health care products are promoted primarily to physicians, pharmacists, hospitals, laboratories and clinics by a staff of specially trained professional sales representatives and by advertising in professional journals. These products are manufactured and sold by our professional products divisions and some are sold throughout the rest of the world by various subsidiaries and distributors. Principal products include:
* Astelin Nasal Spray for the treatment of symptoms of seasonal allergic rhinitis and vasomotor rhinitis
* Felbatol for the treatment of seizures associated with epilepsy
* Organidin NR family of expectorants/antitussives
* Ryna line of cough/cold products
* Tussi-12 cough/cold product
* Soma brand muscle relaxants
* Butisol sedative hypnotic
* Depen penicillamine for severe rheumatoid arthritis
* Doral sedative hypnotic
* Lufyllin xanthine bronchodilator
* Maltsupex laxative
* Analyst physician office chemistry system
* Clearview product line of rapid tests for the determination of pregnancy, group A streptococcus, chlamydia and C. difficile
* Prevue and Status rapid tests to aid in the determination of pregnancy
* Wampole and other branded enzyme and fluorescent immunoassay tests to detect a broad range of infectious and autoimmune diseases
* Isostat product line to aid in the detection of micro-organisms in blood
* MicroTrak line of immunoassay products for the detection of sexually transmitted diseases, primarily chlamydia
* Mono-Test, Mono-Latex and Mono-plus for the detection of mononucleosis
* Stat-Crit portable instrument for use in measuring blood hematocrit levels
                           --------------------------
INTERNATIONAL
In addition to many of the products listed above, the Company sells the following products exclusively in certain International markets:

CONSUMER PRODUCTS
* Anne French facial cleansing products
* Barbara Gould facial beauty and cleansing products
* Bi-Solution acne treatment products
* Cerox adhesive tapes and bandages
* Confidelle, Discover and Gravix at-home pregnancy test kits
* Cossack line of men's grooming products
* Curash line of skin care products
* Email Diamant toothpastes
* Eudermin line of skin care and toiletry products
* Femfresh line of feminine hygiene products
* GranVista non-prescription eyeglasses
* Lineance line of anti-cellulite and associated skin care products
* Odontovax line of oral hygiene products
* Orasiv denture adhesive
* Poupina line of skin care and toiletry products
* Taky depilatories and waxes
* Ultrafresh mouthwash and breath freshening products

HEALTH CARE
* Antiphlogistine Rub A-535 and Dencorub topical analgesics
* Atasol analgesic/antipyretic
* Bentasil medicated throat lozenges
* Cerulisina otic solution
* Diovol antacid products
* Gravol antinauseant
* Jordan toothbrushes
* Maltlevol and Pangavit vitamin supplements
* Ovol antiflatulent
* Sterimar nasal decongestant
* Technogenetics line of diagnostic tests for thyroid metabolism, fertility/pregnancy conditions and other hormonal (endocrine) disorders
                                       48

                                INDEX TO EXHIBITS
                               14 (A)(3) EXHIBITS

        2.1 Asset Purchase Agreement, dated as of May 7, 2001, by and between Armkel, LLC and Carter-Wallace, Inc.(incorporated herein by reference to Item 7 of the Company's Form 8-K dated May 7, 2001).

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

       10.5 Executives' Additional Compensation Plan (incorporated herein by reference to the description of such plan set forth in the Company's Proxy Statement dated June 18, 1993, for the Annual Meeting of Stockholders held July 20, 1993, under the caption "Executive Compensation and Other Information".)

       10.6 Employment Agreement, dated June 4, 1998, between the Company and Ralph Levine (incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

                                   (CONTINUED)

      10.6(A)Amendment, dated January 27, 2000, to the Employment Agreement dated June 4, 1998 between the Company and Ralph Levine (incorporated herein by reference to Exhibit 10.6(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.6(B)Amendment, dated January 25, 2001, to the Employment Agreement dated June 4, 1998 between the Company and Ralph Levine (incorporated herein by reference to Exhibit 10.6(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

      10.7 Employment Agreement, dated June 4, 1998, between the Company and Paul A. Veteri (incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

      10.7(A)Amendment, dated January 27, 2000, to the Employment Agreement dated June 4, 1998 between the Company and Paul A. Veteri (incorporated herein by reference to Exhibit 10.7(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.7(B)Amendment, dated January 25, 2001, to the Employment Agreement dated June 4, 1998 between the Company and Paul A. Veteri (incorporated herein by reference to Exhibit 10.7(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

      10.10 Supplemental Death Benefit Agreement, as amended (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

      10.11 Lease Agreement, dated December 2, 1988, between the Company and Fisher - Sixth Avenue Company and Hawaiian Sixth Avenue Corporation (incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
             1989).

      10.12 Corporate Officer Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

      10.13 Executive Medical Expense Reimbursement Plan, as amended (incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
             1993).

                                   (CONTINUED)

      10.14 Executive Pension Benefits Plan, as amended (incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

      10.15   Executive Savings Plan (incorporated herein by reference to
              Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

      10.18 1996 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999)

      10.19 Employment Agreement, dated October 2, 2000 between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit
              10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

      10.21 Letter Agreement, dated September 14, 1998, between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit
              10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

      10.21(A)Amendment, dated January 27, 2000, to the Letter Agreement, dated
              September 14, 1998, between the Company and T. Rosie Albright (incorporated herein by reference to Exhibit 10.21(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.22 Letter Agreement, dated June 4, 1998, between the Company and Stephen R. Lang (incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

      10.22(A)Amendment, dated January 27, 2000, to the Letter Agreement, dated June 4, 1998 between the Company and Stephen R. Lang. (incorporated herein by reference to Exhibit 10.22(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.23 Consulting Agreement dated July 21, 1999 between the Company and Henry H. Hoyt, Jr.(incorporated herein by reference to Exhibit
              10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.23(A)Amendment, dated January 27, 2000, to the Consulting Agreement dated July 21, 1999 between the Company and Henry H. Hoyt, Jr. (incorporated herein by reference to Exhibit 10.23(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

                                   (CONTINUED)

      10.24 Letter Agreement, dated January 1, 1999 between the Company and Thomas G. Gerstmyer (incorporated herein by reference to Exhibit
              10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      10.24(A)Amendment, dated January 27, 2000, to the Letter Agreement dated
              January 1, 1999, between the Company and Thomas G. Gerstmyer (incorporated herein by reference to Exhibit 10.24(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

         21 Subsidiaries (incorporated herein by reference to Exhibit 21 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

         23   KPMG LLP Independent Auditors' Consent