Form 10-Q
period 2001-06-30
CARTER WALLACE INC /DE/
filed 2001-08-14
CIK 18000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2001
                      -------------

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934

For the transition period from          to
                               --------    --------

Commission File Number    1-5910
                          ------


                              CARTER-WALLACE, INC.
    - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
          (Exact name of registrant as specified in its charter)


         Delaware                           13-4986583
--------------------------------    ------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation or organization)

1345 Avenue of the Americas
New York, New York                            10105
-------------------------------     ------------------------------
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

                               Yes     X    No
                                     -----      -----

The number of shares of the registrant's Common Stock and Class B Common Stock outstanding at June 30, 2001 were 33,482,300 and 12,222,200, respectively.

                      CARTER-WALLACE, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                  JUNE 30, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings and
 Comprehensive Earnings for the three months ended
 June 30, 2001 and 2000                                                   1

Condensed Consolidated Balance Sheets at
 June 30, 2001 and March 31, 2001                                         2

Condensed Consolidated Statements of Cash Flows
 for the three months ended June 30, 2001 and 2000                        3

Notes to Condensed Consolidated Financial Statements                      4

Report by KPMG LLP on their limited review                                9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         FINANCIAL MARKET RISK                                           13


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                              13

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               13

Signatures                                                              14

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                      CARTER-WALLACE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS
                                   (UNAUDITED)

                                                  Three Months Ended
                                                       June 30
                                            --------------------------------
                                                2001                 2000
                                            ------------        ------------
STATEMENT OF EARNINGS

Net sales                                   $234,875,000        $224,508,000
Other income                                   3,694,000           3,552,000
                                            ------------        ------------
                                             238,569,000         228,060,000
Cost and expenses:
Cost of goods sold                            75,825,000          77,484,000
Advertising, marketing &
 other selling expenses                       72,546,000          75,966,000
Research & development
 expenses                                      6,348,000           6,688,000
General, administrative
 & other expenses                             35,976,000          30,109,000
Interest expense                               1,018,000           1,145,000
                                            ------------        ------------
                                             191,713,000         191,392,000

Earnings before taxes
 on income                                    46,856,000          36,668,000
Provision for taxes
 on income                                    18,274,000          14,301,000
                                            ------------        ------------

Net earnings                                $ 28,582,000        $ 22,367,000
                                            ============        ============

Earnings per share - Basic                  $        .63        $         49
                                            ============        ============
Earnings per share - Diluted                $        .61        $        .48
                                            ============        ============
Cash dividends per share                    $        .08        $        .08
                                            ============        ============
Average shares of common
 stock outstanding                            45,661,000          45,222,000
                                            ============        ============

STATEMENT OF COMPREHENSIVE EARNINGS

Net Earnings                                $ 28,582,000        $ 22,367,000

Other comprehensive earnings (loss):
 Foreign currency translation
  adjustment and other                        (1,831,000)         (3,806,000)
                                            ------------        ------------
Total comprehensive earnings                $ 26,751,000        $ 18,561,000
                                            ============        ============

                      CARTER-WALLACE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,     March 31,
                                                     2001         2001
                                                ------------  ------------
ASSETS                                            (Unaudited)  (Restated)
------
Current Assets:
  Cash and cash equivalents                     $ 99,950,000  $ 97,152,000
  Short-term investments                          14,787,000    47,891,000
  Accounts and other receivables, less
    allowances of $9,326,000 at June 30,
     2001 and $8,392,000 at March 31, 2001       191,494,000   133,213,000
  Inventories:
    Finished goods                                57,189,000    59,639,000
    Work in process                               10,959,000    11,762,000
    Raw materials and supplies                    31,674,000    30,374,000
                                                ------------  ------------
                                                  99,822,000   101,775,000
                                                ------------  ------------
  Deferred taxes, prepaid expenses
   and other current assets                       38,496,000    32,469,000
                                                ------------   -----------

Total Current Assets                             444,549,000   412,500,000
                                                ------------  ------------

Property, plant and equipment, at cost           340,923,000   339,724,000
Less: accumulated depreciation and amortization  195,351,000   192,560,000
                                                 -----------   -----------
                                                 145,572,000   147,164,000
Intangible assets                                113,636,000   118,260,000
Deferred taxes and other assets                  109,067,000   107,284,000
                                                ------------  ------------

Total Assets                                    $812,824,000  $785,208,000
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                              $ 44,637,000  $ 49,103,000
  Accrued expenses                               122,634,000   116,616,000
  Notes payable                                    7,331,000     6,658,000
                                                ------------  ------------

Total Current Liabilities                        174,602,000   172,377,000
                                                ------------  ------------

Long-Term Liabilities:
  Long-term debt                                  51,726,000    53,835,000
  Deferred compensation                           16,997,000    15,500,000
  Accrued postretirement benefit obligation       71,854,000    71,251,000
  Other long-term liabilities                     51,983,000    51,708,000
                                                ------------   -----------

Total Long-Term Liabilities                      192,560,000   192,294,000
                                                ------------   -----------

Stockholders' Equity:
  Common stock                                    34,829,000    34,827,000
  Class B common stock                            12,376,000    12,378,000
  Capital in excess of par value                   4,044,000     4,536,000
  Retained earnings                              460,268,000   435,341,000
  Less:  Foreign currency translation
           adjustment and other                   41,489,000    39,658,000
         Treasury stock, at cost                  24,366,000    26,887,000
                                                ------------   -----------
Total Stockholders' Equity                       445,662,000   420,537,000
                                                ------------   -----------

Total Liabilities and Stockholders' Equity      $812,824,000  $785,208,000
                                                ============  ============

                      CARTER-WALLACE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                  2001           2000
                                              ------------   ----------
CASH FLOWS FROM OPERATIONS:

  Net earnings                                $28,582,000   $22,367,000
  Depreciation and amortization                 7,136,000     7,561,000
  Changes in assets and liabilities           (61,578,000)  (46,649,000)
                                             ------------   -----------
                                              (25,860,000)  (16,721,000)
                                             ------------   -----------


CASH FLOWS USED IN INVESTING ACTIVITIES:

  Additions to property, plant and equipment   (3,078,000)  (3,659,000)
  Decrease in short-term investments           33,250,000   14,244,000
  Proceeds from sale of property, plant
   and equipment                                   45,000       33,000
                                             ------------  -----------
                                               30,217,000   10,618,000
                                             ------------  -----------
CASH FLOWS USED IN FINANCING ACTIVITIES:

  Dividends paid                               (3,655,000)  (3,615,000)
  Increase in borrowings                        1,372,000      502,000
  Payments of debt                               (777,000)    (810,000)
  Proceeds from exercise of stock options       1,754,000      787,000
  Purchase of treasury stock                     (272,000)       -
                                             ------------   ----------
                                               (1,578,000)  (3,136,000)
                                             ------------  -----------
Effect of exchange rate changes on
 cash and cash equivalents                         19,000     (364,000)
                                             ------------  -----------
Increase (decrease) in cash and
 cash equivalents                            $  2,798,000  $(9,603,000)
                                             ============  ===========

                              CARTER-WALLACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 1:  DESCRIPTION OF BUSINESS AND PLANNED SALE OF COMPANY

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

NOTE 2:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In the Company's originally filed Annual Report to Stockholders on Form 10-K for March 31, 2001, the consolidated financial statements presented the consumer business as a discontinued operation. Subsequently, it was determined that the pending sale of the consumer business in connection with the pending sale of the entire company did not meet the criteria for presentation as a discontinued operation. As a result, the consolidated financial statements have been restated for all periods presented to reflect the consumer business as a component of continuing operations.

NOTE 3:  INTERIM REPORTS

The results of the interim periods are not necessarily indicative of results expected for a full year's operations. In the opinion of management, all adjustments necessary for a fair statement of results of these interim periods have been reflected in these financial statements and are of a normal recurring nature.

                                   (Continued)

                              CARTER-WALLACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (CONTINUED)

NOTE 4:  REVIEW OF INDEPENDENT AUDITORS

The financial information included in this Form has been reviewed by KPMG LLP, independent auditors. A copy of their report on this limited review is included in this Form.

NOTE 5:  FELBATOL

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

NOTE 6:  LITIGATION

Information regarding Legal Proceedings involving the Company is presented in
Note 15 "Litigation Including Environmental Matters" of the Notes to the Consolidated Financial Statements on pages 36 to 38 of the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended March 31, 2001 and is herein expressly incorporated by reference.

The Company continues to believe, based upon opinion of counsel, that it has good defenses to all of the pending actions referenced in such note and should prevail.

                                   (Continued)
                                        5

                              CARTER-WALLACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (CONTINUED)

NOTE 7:  BUSINESS SEGMENTS (IN THOUSANDS)

Business segment information for the three months ended June 30, 2001 and 2000 is as follows:

                                                2001        2000
                                             --------     --------
Sales

 Domestic Consumer Products                  $ 96,350     $ 92,549
 Domestic Health Care                          76,568       66,279
 International                                 61,957       65,680
                                             --------     --------

Consolidated                                 $234,875     $224,508
                                             ========     ========


Operating Profit

 Domestic Consumer Products                  $ 31,720     $ 28,205
 Domestic Health Care                          28,643       20,654
 International                                  6,494        6,924
 Domestic net interest income (expense)           264          (93)
 Other (expense) net of other income          (10,464)      (9,689)
 General Corporate expenses                    (9,801)      (9,333)
                                             --------     --------

Earnings before taxes on income              $ 46,856     $ 36,668
                                             ========     ========


NOTE 8: EARNINGS PER SHARE

Basic earnings per share for each period presented has been calculated using the weighted average shares outstanding. In computing diluted earnings per share incremental shares issuable upon the assumed exercise of stock options and the vesting of stock awards have been added to the weighted average shares outstanding.

For the three months ended June 30, 2001 incremental shares for purposes of calculating diluted earnings per share amounted to 1,373,000 shares. This compares to 1,652,000 incremental shares in the three months ended June 30, 2000.

NOTE 9: NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". This statement deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for

                                   (Continued)

                              CARTER-WALLACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (CONTINUED)

Certain Derivative Instruments and Certain Hedging Activities", which made minor amendments to SFAS No. 133. The Company has adopted SFAS No. 133, as amended, effective April 1, 2001. The Company's derivatives are all qualified hedges. The derivatives are comprised of interest rate swaps and foreign exchange forward contracts. The valuation of these derivatives at June 30, 2001 resulted in a net asset of approximately $150,000. The adoption of this accounting requirement did not have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective April 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

SFAS 141 will require upon adoption of SFAS 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

                                   (Continued)

                              CARTER-WALLACE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (CONTINUED)

In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 131, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, the Company expects to have total unamortized goodwill in the amount of approximately $68,000,000 which will be subject to the transition provisions of SFAS 141 and 142. Amortization expenses related to this goodwill was $3,700,000 for the year ended March 31, 2001. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

NOTE 10:  PENDING LAND SALE

In June 2000 the Company entered into an agreement to sell two parcels of vacant land adjacent to its Cranbury, NJ facility totalling approximately 210 acres. The closings of these transactions are contingent upon certain approvals being obtained and the satisfactory resolution of other conditions. No assurance can be given that the closings will take place. The total proceeds from these land sales will be approximately $22,050,000, less commissions and other expenses, payable one-third at closing with the balance due in two equal annual installments with interest. A down payment of $500,000 has been received as escrow. The cost basis for the land being sold is approximately $1,000,000. It is anticipated that the closing of one of the two parcels of land with a sales value of approximately $17,000,000 will occur in August, 2001.

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Stockholders
Carter-Wallace, Inc.:

We have reviewed the condensed consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of earnings and comprehensive earnings, and cash flows for the three month periods ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Carter-Wallace, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of earnings, retained earnings, and comprehensive earnings, and cash flows for the year then ended (not presented herein); and in our report dated May 18, 2001, except as to Note 20, which is as of August 9, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
New York, New York
August 10, 2001

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In the Company's originally filed Annual Report to Stockholders on Form 10-K for March 31, 2001, the consolidated financial statements presented the consumer business as a discontinued operation. Subsequently, it was determined that the pending sale of the consumer business in connection with the pending sale of the entire company did not meet the criteria for presentation as a discontinued operation. As a result, the consolidated financial statements have been restated for all periods presented to reflect the consumer business as a component of continuing operations.

                                   (Continued)

                              CARTER-WALLACE, INC.
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Consolidated earnings after taxes in the three months ended June 30, 2001 were $28,582,000 or $.63 per basic share compared with net earnings of $22,367,000 or $.49 per basic share in the three months ended June 30, 2000.

Net sales increased $10,367,000 (4.6%) in the current year period as compared to net sales in the prior year period. The sales increase was due largely to selling price increases in all business segments, with the largest increase in the Domestic Health Care segment. Unit volume increases in the Domestic Health Care and Consumer segments also contributed to the sales increase. Sales of pharmaceutical products in the Domestic Health Care segment continue to be adversely affected by generic competition.

Sales and earnings from foreign operations are subject to fluctuations in exchange rates. Lower foreign exchange rates had the effect of decreasing sales in the current year period by approximately $4,500,000. The effect of changes in foreign exchange on earnings was not material.

Other income increased by $142,000 from $3,552,000 in the prior year period to $3,694,000 in the current year period due to higher interest income.

Cost of goods sold as a percentage of net sales decreased from 34.5% in the prior year period to 32.3% in the current year period primarily due to changes in product mix.

Advertising, marketing and other selling expenses decreased by $3,420,000 or 4.5% versus the prior year period due to decreased spending in the Domestic Health Care and International business segments.

Research and development expenses decreased by $340,000 or 5.1% versus the prior year period due to lower spending in the Domestic Consumer segment.

General, administrative and other expenses increased $5,867,000, or 19.5% versus the prior year period due largely to higher expenses related to the pending sale of the Company and increased compensation related expenses. In addition, there were increased costs associated with the sharing of profits on a reformulated product and an increased charge related to ASTA Medica's share of joint venture operations.

Interest expense decreased $127,000 from $1,145,000 in the prior year period to $1,018,000 in the current year period. This decrease results from lower levels of borrowing.

The estimated annual effective tax rate applied in the three months ended June 30, 2001 was 39%, the same rate as in the prior year period.

                                   (Continued)
                                       11

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

In June 2000 the Company entered into an agreement to sell two parcels of vacant land adjacent to its Cranbury, NJ facility totalling approximately 210 acres. The closings of these transactions are contingent upon certain approvals being obtained and the satisfactory resolution of other conditions. No assurance can be given that the closings will take place. The total proceeds from these land sales will be approximately $22,050,000, less commissions and other expenses, payable one-third at closing with the balance due in two equal annual installments with interest. A down payment of $500,000 has been received as escrow. The cost basis for the land being sold is approximately $1,000,000. It is anticipated that the closing of one of the two parcels of land with a sales value of approximately $17,000,000 will occur in August, 2001.

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

There has been no material impact on operations from financial market risk exposure during the three-month period ended June 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 6: "Litigation" of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit 23 - KPMG LLP Letter Regarding Interim Review Report

  (b) Reports on Form 8-K -

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

                                               Carter-Wallace, Inc.
                                                  (Registrant)


Date:  August 14, 2001                        /s/ Paul A. Veteri
                                              -----------------------
                                              Paul A. Veteri
                                              President & Chief
                                              Operating Officer


Date:  August 14, 2001                        /s/ Peter J. Griffin
                                              -----------------------
                                              Peter J. Griffin
                                              Vice President, Finance
                                              and Controller